Form 10QSB
period 2000-09-30
INTERNATIONAL MONETARY SYSTEMS LTD/
filed 2001-03-27
CIK 1097430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                       to
                               ---------------------   ----------------
Commission File number    333-94597
                       -------------------

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             (Exact name of registrant as specified in its charter)

               Wisconsin                                     39-1924096
     --------------------------------              ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                            16901 West Glendale Drive
                           New Berlin, Wisconsin 53151
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (262) 780-3640
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
          -------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No N/A - This is first required filing.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.0001 Par Value -- 2,188,620 shares as of December 31, 2000.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - September 30, 2000                   2
                        and December 31, 1999

                      Condensed consolidated statements of income - Three months ended September 30, 2000 and 1999; Nine
                        months ended September 30, 2000 and 1999                                   3

                      Condensed consolidated statements of cash flows - Nine
                        months ended September 30, 2000 and 1999                                   4

                      Notes to condensed consolidated financial statements -
                        September 30, 2000                                                         5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       7


Part II.  Other Information                                                                        8

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               September 30,         December 31,
                                                                                    2000                 1999
                                                                              -----------------    -----------------
             ASSETS
Current assets
    Cash                                                                       $      23,060        $     101,505
    Accounts receivable, net                                                         186,487              173,550
    Earned trade account                                                             127,205               72,472
    Inventory
                                                                                      93,585               89,685
                                                                               --------------       --------------
          Total current assets                                                       430,337              437,212
                                                                               --------------       --------------
Furniture and equipment
    Furniture and equipment                                                          249,327              225,764
       Less accumulated depreciation                                                (159,989)            (139,440)
                                                                               --------------       --------------
          Net furniture and equipment                                                 89,338               86,324
                                                                               --------------       --------------
Other assets
    Goodwill                                                                          47,807               50,616
    Other                                                                             47,134               47,134
                                                                               --------------       --------------
          Total other assets                                                          94,941               97,750
                                                                               --------------       --------------
          Total assets                                                         $     614,616        $     621,286
                                                                               ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                                                 $      55,831        $      35,357
    Other current liabilities                                                         31,544               45,148
                                                                               --------------       --------------
          Total current liabilities                                                   87,375               80,505
                                                                               --------------       --------------
Long-term liabilities
    Notes payable to banks                                                            67,660               40,814
    Notes payable to stockholder                                                      24,225                8,235
                                                                               --------------       --------------
          Total long-term liabilities                                                 91,885               49,049
                                                                               --------------       --------------
          Total liabilities                                                          179,260              129,554
                                                                               --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                                           214                  214
Paid in capital                                                                      508,858              538,305
Retained earnings (deficit)                                                          (73,716)             (46,787)
                                                                               --------------       --------------
          Total stockholder equity                                                   435,356              491,732
                                                                               --------------       --------------
          Total liabilities and stockholder equity                             $     614,616        $     621,286
                                                                               ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                     ---------------------------------     --------------------------------
                                                          2000               1999               2000              1999
                                                     --------------     --------------     --------------    --------------
Income

   Net revenue                                       $     382,386      $     289,179      $   1,116,397     $     961,354

Expenses

   Payroll, related taxes and employee benefits            229,448            210,741            693,578           562,792

   General and administrative                               43,864             79,449            210,912           168,307

   Occupancy                                                36,920             30,806            110,501            85,151

   Selling                                                  27,354             22,937            118,529           101,871

   Other                                                     3,695              5,709              9,806             9,448
                                                     --------------     --------------     --------------    --------------
         Total expenses                                    341,281            349,642          1,143,326           927,569
                                                     --------------     --------------     --------------    --------------
Income (loss) before income taxes                           41,105            (60,463)           (26,929)           33,785

Income tax expense (benefit)                                                                                         8,913
                                                     --------------     --------------     --------------    --------------
         Net income (loss)                           $      41,105      $     (60,463)     $     (26,929)    $      24,872
                                                     ==============     ==============     ==============    ==============
         Net income (loss) per common share          $         .02      $        (.03)     $        (.01)    $         .01

Weighted average common shares outstanding               2,136,704          2,003,225          2,136,704         1,959,618

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine Months Ended
                                                                              --------------------------------------
                                                                                September 30,        September 30,
                                                                                    2000                 1999
                                                                              -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                        (81,975)             (23,826)
                                                                                -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (23,563)              (6,693)
                                                                                -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                                40,550                6,888
    Net borrowings (repayment) of stockholder note                                    15,990              (12,255)
    Proceeds (costs) related to issuance of stock                                    (29,447)             149,276
                                                                                -------------       --------------
          Net cash provided by financing activities                                   27,093              143,909
                                                                                -------------       --------------
          Net increase (decrease) in cash                                            (78,445)             113,390
Cash at beginning of period                                                          101,505                8,789
                                                                                -------------       --------------
Cash at end of period                                                           $     23,060        $     122,179
                                                                                =============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2000

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Registration Statement Form SB-2 (File No. 333-94597, initially effective July 25, 2000).


NOTE B - INVENTORY

Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net revenue increased 32% in the third quarter of 2000 to $382,000, up $93,000 over the third quarter of 1999. For the first nine months of 2000, net revenue was $1,116,000 or 16% higher than the same period in 1999. The principal sources of new revenue have been from increased transaction and monthly service fees, sale of gift certificates or "scrip", and from travel commissions.

Expenses during the third quarter of 2000 decreased slightly from $349,000 in 1999 to $341,000 in 2000. However, for the nine month period in 2000 expenses increased $216,000 or 23% over the same period in 1999. Principal increases were as follows:

                                                                Amount         Percent
                                                            -------------     ----------
Payroll and related taxes and benefits                      $    131,000         23%
General and administrative                                        43,000         25%
Occupancy                                                         25,000         30%
Selling                                                           17,000         16%

Hiring of additional personnel to handle increased trade activity and travel booking, expansion of office facilities, and more emphasis on marketing activities were the primary factor increasing expenses during the first half of 2000, but were significantly lower during the third quarter.

As a result of expenses increasing faster than revenue, pre-tax income declined $61,000 for the nine-month period in 2000 compared to 1999, showing a loss of $27,000 in 2000 compared to a pre-tax profit of $34,000 in 1999. For the quarter, however, the company had a profit of $41,000 in 2000 compared to a loss of $60,000 in 1999.


Liquidity and Sources of Capital

During the first nine months of 2000 cash decreased by $78,000 as a result of higher operating expenses, capital expenditures, and costs related to issuance of stock, offset by net borrowings on bank and credit card lines, and a stockholder loan.

On July 25, 2000, the company made an initial public offering of up to 1,000,000 shares of stock at a price to the public of $6.00 per share. By December 31, 2000, approximately 52,000 shares had been sold producing an increase in capital of approximately $199,000, net of stock issuance costs.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The company monitors the impact of interest expense on its long-term debt on a regular basis. Proceeds of the public offering referred to above may be used in part to reduce the company debt load.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


Part II.     Other Information

     Item    1.   Legal Proceedings - None

     Item    2.   Changes in Securities - See Exhibit I

     Item    3.   Defaults upon Senior Securities - None

     Item    4.   Submission of Matters to a Vote of Security Holders - None

     Item    5.   Other Information - None

     Item    6.   Exhibits and Reports on Form 8-K - None


The company did not file any reports on Form 8-K during the three months ended September 30, 2000.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------

Date          March 26, 2001       /s/ Donald F. Mardak
          ----------------------   -------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date          March 26, 2001       /s/ Dale L. Mardak,
          ----------------------   ---------------------------------------------
                                              Dale L. Mardak, Treasurer
                                              (Principal Financial Officer)

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


EXHIBIT I - USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

As part of the company's initial public offering, the company issued 51,916 shares of its common stock, $.0001 par value during the fourth quarter of 2000. The offering is ongoing at this time. The shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-94597; effective date July 25, 2000) through Liss Financial Services, 424 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

The shares were offered and sold at an initial offering price of $6.00 per share, resulting in aggregate gross offering proceeds of $311,496.

The company incurred offering expenses in connection with this offering as follows:

               Commissions to underwriters                       $       3,729.60
               Attorneys and accountants                                73,590.75
               Bowne of Chicago (SEC filings)                           26,433.77
               Other expenses                                            9,106.60
                                                                 -----------------
                         Total expenses                          $     112,860.72
                                                                 =================

None of the above expenses were paid directly or indirectly to directors or officers of the company or its associates, or to persons owning more than 10% of any class of equity security of the company or to affiliates of the company.

Through December 31, 2000, the company has retained all of the net proceeds of $198,635 in its cash accounts.