Form 10KSB
period 2000-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2001-09-27
CIK 1097430

   As filed with the Securities and Exchange Commission on September 27, 2001.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from          to

                           COMMISSION FILE NO. 0-30853

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                 (Name of small business issuer in its charter)

                WISCONSIN                                       39-1924096
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

        16901 WEST GLENDALE DRIVE
          NEW BERLIN, WISCONSIN                                    53151
(Address of principal executive offices)                        (Zip Code)

                                 (262) 780-3640
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

  Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                          PAR VALUE $0.0001 PER SHARE

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's consolidated revenues for its most recent fiscal year: $2,105,652

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2000:

 $3,390,112 (calculated at $6.00 per share, the initial public offering price)

Number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2000:

         2,331,052 SHARES OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


================================================================================

                                     PART I


     IN THIS REPORT, "IMS," "WE," "US" AND "OUR" REFER TO THE REGISTRANT, INTERNATIONAL MONETARY SYSTEMS, LTD., A WISCONSIN CORPORATION, AND ITS SUBSIDIARIES.


ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

     IMS was incorporated in 1988 under the laws of the State of Wisconsin. We acquire, own, manage and operate trade exchanges and related businesses.

     Trade exchanges or barter networks are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars." In the typical barter transaction, a member offers to sell products or services in return for the exchange's trade dollars, typically referenced as "T$", which are paid to the member by the purchaser in the transaction. For example, T$100 refers to $100 worth of trade dollars that are used to acquire a product or service priced at $100 in U.S. currency. If the purchase price is greater than the amount of earned trade dollars in the buyer's account, the exchange may grant a trade dollar line of credit to the buyer. Periodically, each member has to account for any deficit in its trade account.

     Currently, we service over 2,400 barter customers. We have continually expanded our customer base, principally through the acquisition of four other barter exchanges, and by persuading our members to increase their trade volume. We currently conduct our business operations only in the United States. However, we may in the future begin to operate internationally, particularly in the areas of business-to-business and consumer barter on the Internet.

     Our mailing address is 16901 W. Glendale Drive, P.O. Box 510305, New Berlin, Wisconsin 53151, and our telephone numbers are (800) 236-8104 and (262) 780-3640; the telephone number for our facsimile line is (262) 780-3655. Our Internet address is www.ctebarter.com.

     The following background information is taken principally from Roger Langrick, Barter Systems: A Business Guide for Trade Exchanges (Longmeadow Press
1994).

THE MODERN BARTER INDUSTRY

     The modern barter industry took shape in its current, systematic form in 1969 with the creation of the first barter exchange. By 1993, an estimated 270 barter system firms, including several with multiple licensees, were in operation. These exchanges provide services that involve an estimated 2 million persons, including some 200,000 member companies. Commercial trade exchanges are the most numerous, outnumbering corporate barter companies by almost eight to one and catering to the largest number of members. The differences between commercial trade exchanges and other types of barter firms are described below.

     Trade exchanges range in size from those operated by a single person from a small office to large firms operating out of multiple offices located over a wide area. The 35 largest commercial exchange firms handle approximately 50% of the estimated $700 million in transactions that flow through the barter system annually. Most trade exchanges are private companies that make extensive use of computers to track their members, match transactions, and provide necessary accounting.

     The National Association of Trade Exchanges and the International Reciprocal Trade Association are the two professional associations most active in the industry. Trade exchanges have also joined in regional associations through which they recognize one another's trade dollars to allow members to exchange goods and services with members located in another exchange's service area.

TYPES OF BARTER SYSTEMS

     The most common type of modern barter system is the commercial trade exchange. These exchanges, which account for 80% of the firms in the industry, typically serve clients ranging in size from one-man service firms to large manufacturing businesses. The commercial trade exchange keeps track of transactions of its clients expressed in trade dollar credits and debits, handles complaints, publishes a member directory and provides statements for the Internal Revenue Service at year end. These exchanges generate most of their income from a service charge for each transaction, through monthly service charges and through membership fees.

     The corporate barter company or trading company has a different format and set of goals. It specializes in helping businesses to maximize their return on distressed inventory or other unwanted assets. On this type of exchange, companies trade products and services that they do not want or need for products and services that they do want and need. Corporate barter companies usually specialize in large transactions, typically involving at least $1 million, using trade dollars as a bookkeeping device. Unlike the trade dollars of a commercial barter exchange, which are backed by the goods and services of exchange members, the trade dollars of a corporate barter company essentially represent a promise to perform. Corporate barter companies do not ordinarily offer memberships or ongoing services, but act as brokers, taking their profits as a percentage of the transaction.

     The full service exchanges are a hybrid business which, although operating in the general field of inventory clearance, offer brokerage services in transactions involving smaller firms with excess inventory. These are often organized as divisions of companies whose principal business is something other than barter. For example, the television show Wheel of Fortune barters television advertising for gifts awarded to its contestants.

     Countertrade is the generic name for international barter. A number of firms have been established to specialize in this field. Frequently, countertrade is required by a developing country which by law requires firms that wish to import products for sale to its citizens to take goods and services produced in that country, rather than cash, in return. In effect, this arrangement forces the trading company to assist the developing country to develop its export businesses.

     Finally, there is informal, one-on-one barter which has existed since the dawn of history. In certain industries, it is used as a routine marketing technique. Common applications today are the bartering of advertising time by radio stations for goods and services of the advertisers, game show swaps for prizes, exchanges of real estate for other real estate or for goods, services or even gemstones, and special event bartering, such as the holding of annual barter conferences by participating barter firms or by non-barter firms, such as resorts, hotels and lodges.

HOW BARTER WORKS

     In the typical barter transaction, a member offers to sell products or services in return for the exchange's trade dollars, typically referenced as "T$", which are paid to the member by the purchaser in the transaction. For example, T$100 refers to $100 worth of trade dollars that are used to acquire a product or service priced at $100 in U.S. currency. If the purchase price is greater than the amount of earned trade dollars in the buyer's account, the exchange may grant a trade dollar line of credit to the buyer. Periodically, each member has to account for any deficit in its trade account just as it would with a conventional loan or other credit facility.

     As compensation for providing its services, the trade exchange generally charges a one-time membership fee, monthly maintenance fees and/or a percentage of the price of each transaction. In addition, the exchange typically charges an annual percentage of any trade credit that it extends to a member, just as a bank would charge for a loan. The annual fees and transaction fees are typically paid by the member to the trade exchange in cash, and loan fees are usually payable in trade dollars.

     Barter transactions which represent sales revenue are taxable as ordinary income to the recipient of the trade dollars in the conventional dollar amount of the trade dollars received, and conversely are deductible as ordinary expense by a purchaser in the conventional dollar amount of the trade dollars paid. Members' barter income is reportable by the trade exchange to the Internal Revenue Service on Form 1099B.

ADVANTAGES AND DISADVANTAGES

     Barter offers a number of advantages to those who utilize it. A principle advantage to trade exchange members is referred to as "barter leverage." This refers to the fact that the typical barter exchange member is purchasing a product or service in exchange for its own product or service. Consequently, each purchase results in a probable sale. Since the actual cash cost of producing the product or service is typically less than its retail sale price, a person utilizing barter is in effect purchasing for a real cash cost that is only a fraction of the price of the product or service purchased. In effect, the barter exchange member buys at wholesale, but sells its own good or service at retail. Frequently, the member will charge a higher price for barter than for cash to cover the charges due to the barter exchange. However, the benefit to the person bartering for the product or service is still significant as a result of the purchase being accomplished through barter.

     For example, a barter exchange member may incur a $1,000 cash cost to produce a product. If the member barters this product for a good or service priced at $1,500, representing the retail price at which it is normally sold, the member has effectively bought the good or service for a cost of only $1,000 in cash. Barter leverage is particularly effective in the case of products that have become hard to sell. Rather than write down their value, the producer may be able to secure full value through barter. Barter leverage works most effectively when trading for something that is perishable, such as, for example, hotel rooms or airplane tickets. Once the hotel room lies vacant or the airline seat is unfilled for a flight, its value is lost forever. In those cases, exchange of the room or seat in barter offers an effective way to gain value from something that would otherwise have been rendered worthless. Due to barter leverage, the value of barter to exchange members will often offset the fees charged by the barter exchange, and may even offset the effect of any increased price charged by exchange members for products and services which they barter.

     Barter also provides an effective means by which a member may enter new markets, gain trial usage by potential customers, or increase market share. The member may well find that he can reach a customer who would not otherwise have tried his product or service if the full price had to be paid in cash, but who will try his goods or services, sometimes in large amounts or on extended terms, when the price is being paid in goods or services of the purchaser in the form of trade dollars. Because of the need to clear trade dollars over time, barter exchanges become affinity marketing networks, in which members seek out opportunities to do business with one another.

     The principal disadvantage of barter is that, in comparison to the general cash-based economy, a more limited supply of products and services is available.

INFLATION OF CURRENCY

     Every barter exchange, including ours, must be careful not to over-extend credit in the form of trade dollars. Any such over-extension is likely to "depreciate" the value of the exchange's trade dollars through a form of trade credit inflation. To avoid this potential problem, members who receive an extension of trade credit when they open their accounts must over time supply goods and services equal to the credits they receive, and in turn they must spend the credits that they have received through the purchase of the goods and services of other members.

INTERNATIONAL MONETARY SYSTEMS, LTD.

     IMS is a holding company that currently has two operating subsidiaries. These companies together comprise the Continental Trade Exchange barter network. Our first operating subsidiary, Continental Trade Exchange, Ltd., commenced operations in 1985 and serves eastern Wisconsin, including the greater Milwaukee, Madison, Green Bay and Fox River Valley areas. Our second operating subsidiary, Continental Trade Exchange of Illinois, Inc. commenced operations in 1997 and serves northeastern Illinois, including the greater Chicago area. Our barter network now has more than 2,400 active member clients in Wisconsin and Illinois and has experienced steady growth in its client enrollment and trading revenue over the last 10 years.

     We currently conduct our business operations only in the United States. However, we may in the future begin to operate internationally, particularly in the areas of business-to-business and consumer barter on the Internet.

     In 1989, we acquired Mid-American Exchange Corp., a barter exchange located in Green Bay, Wisconsin. Mid-American Exchange had been operating since 1984 and had a client enrollment of more than 300 members, located throughout the Fox River Valley and north into Door County, Wisconsin. In 1996, we acquired Midwest Trade Exchange, a North Chicago, Illinois-based barter exchange that was founded in 1983. Midwest Trade Exchange had a client enrollment of approximately 700 members. During 1998, we purchased two barter exchanges: Commercial Barter of Illinois, located in Joliet, Illinois, for consideration totaling $20,000, and Wisconsin Barter Exchange, located in Madison, Wisconsin, for a total cost of $105,000. As a result of these acquisitions, our operations now cover the eastern portions of Wisconsin and northern Illinois. Our trade volume for 2000 and 1999 was $12,076,000 and $11,150,000, respectively, producing consolidated gross revenues of $2,105,652 for 2000 and $1,930,506 for 1999. Our consolidated pre-tax income for 2000 and 1999 was $(6,877) and $(18,988), respectively.

NATURE OF BUSINESS

     Our Continental Trade Exchange barter network is currently comprised of more than 2,400 businesses that regularly trade their products and services with each other. Through their participation in our barter program, these companies are provided with an effective revenue management tool which enables them to identify and capture incremental income, liquidate surplus inventories and profitably capitalize on their excess capacity. We function as a third-party record-keeper and also manage the operations of our barter network system. In addition, we act as a principal in certain transactions where we acquire various products, including fine art, real estate and other commodities which we either hold as investment or sell at a profit.

     To provide our clients with a flexible and effective means of trading, we have created an alternative monetary system which utilizes its own unique currency. Upon enrolling in the Continental Trade Exchange barter network program, each member is assigned a barter account, much like a traditional bank account, through which it receives Continental Trade Exchange "trade dollars", the medium of exchange for our barter system. Under the tax laws and regulations, we are required to report all barter sales to the Internal Revenue Service. For accounting and tax purposes, the Internal Revenue Service has ruled that trade dollars must be treated in the same manner as cash. Accordingly, we may in any period report significant revenue, profits and increases or deceases in net assets from transactions denominated in trade dollars or other non-cash consideration.

     Barter exchanges like ours have a unique characteristic: they not only operate with traditional cash currency, but they also can issue trade dollars, which constitute their own unique currency. Using earned trade dollars, barter exchanges are able to acquire products, services, and even other businesses. In the everyday operation of their businesses, trade exchanges permit member clients to barter their goods and services with other clients. The clients do this in several ways. Some sell their products to the barter network directly; others issue trade certificates that are redeemable for their goods or services; and the balance transact their barter business through our trade brokers or on our Internet Web site. In return, the selling clients receive trade dollars, sometimes also referred to as "trade credits," from the exchange, which they may use to purchase goods or services that are available in the program.

     Continental Trade Exchange trade dollars are usable only on our exchanges. However, apart from their limited acceptance, these trade dollars function in the same manner as traditional government-issued currency. As our barter exchanges have expanded their client base, they have achieved acceptance of their trade dollars among their members throughout much of Wisconsin and northern Illinois. We anticipate that the trade currency issued by our exchanges will continue to gain recognition throughout an increasingly wider area as our barter network is further expanded into other cities and states. We intend to seek nationwide and possibly international acceptance over time.

CASH AND TRADE DOLLAR INCOME

     Just as our barter exchange members conduct transactions in both traditional currency and in trade dollars, we also generate revenues in both traditional dollars and in trade dollars.

     Our revenues are generally received from five sources: (1) transaction fees paid by our members whenever they make a barter purchase; (2) monthly maintenance fees; (3) proceeds from the sale of merchandise from our own inventory and of gift certificates, generally known as "scrip"; (4) membership set-up fees assessed upon acceptance for membership in our exchange; and (5) other miscellaneous sources, principally including, since September, 1999, commissions earned by our travel division for arranging air travel, cruises and auto rentals. The first three listed sources account in the aggregate for more than 90% of our consolidated gross revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing below at
Item 6 of Part II of this report, concerning the percentages of our consolidated gross revenues received from the foregoing sources.

     We generate trade profits in various ways. Typically, we barter at retail prices. However, in some situations, usually when dealing with manufacturers, we are able to purchase products for trade dollars at wholesale prices. These products can then be liquidated at retail prices through the barter exchange program. Some specific clients, such as radio and television stations, hotels and restaurants, are not accustomed to paying cash fees because they already are involved in many direct barter transactions for their services. In dealing with these businesses, our exchange will occasionally accept a favorable trade ratio (usually $3.00 of air time, room or food certificates, etc. for $2.00 of trade credit) in lieu of a cash service fee, and such situations can produce a substantial trade dollar surplus. In addition, we also have an opportunity to create considerable trade profits by purchasing wholesale, closeout and liquidation merchandise for cash, and then liquidating such products at retail on our barter exchange.

USES OF TRADE DOLLARS

     We use earned trade dollars to purchase goods and services necessary to our operations, such as office supplies, office furniture and equipment, advertising, printing and janitorial services. We can also convert trade profits to cash whenever we use our trade dollars to buy products or services which we then liquidate for cash.

LIQUIDATION AND CLOSEOUT SALES

     As a basic element of our barter operations, we help businesses to liquidate their under-utilized assets and to realize value from their excess capacity. There is currently a large amount of liquidation merchandise available in America. This merchandise can take the form of manufacturers' overruns, returned merchandise, factory seconds, last year's obsolete models, government surplus, bankrupt stock, etc. In light of all these opportunities, we intend to develop a liquidation and closeout division through which we will first attempt to purchase the available products with our own trade dollars. If quality merchandise can be obtained for trade dollars, some of it can be sold at considerable markups on our barter exchange, and the balance can then be converted to cash. However, many companies are willing to liquidate such merchandise at bargain prices only because of an urgent need for hard cash. To take advantage of those situations, we plan to set aside a portion of our working capital, which may include a portion of the proceeds from our initial public offering (described below), for the purchase of desirable merchandise that we are unable to acquire with trade dollars. We expect to be able to purchase such merchandise in many cases for as little as ten to twenty cents on the dollar, based upon retail prices, and then to liquidate the items through our barter system, selling to our own members as individual sales, or in quantity to other barter networks, at or near the original list price. If these transactions are successful, we expect to earn substantial trade profits and service fees. Since we will have a low cost basis in the remaining merchandise, goods which do not move through the barter system can then be liquidated in bulk for cash at no loss to us.

EXPANDING OUR BARTER NETWORK

     Much of our growth to date is a direct result of our earlier acquisitions, and, based upon our knowledge of recent merger and acquisition activity in the barter industry, we believe that our industry as a whole is experiencing an increasing trend toward consolidation. We intend to utilize a substantial portion of the proceeds of this offering to acquire other barter exchanges that will complement our existing network. If we do not sell more than approximately $100,000 in excess of the $400,000 minimum required in our ongoing initial public offering, implementation of our growth-through-acquisition strategy will be unlikely, and our rate of growth may be slowed.

     Our prior acquisitions have demonstrated that these mergers, if managed properly, can result in important reductions in overhead expense. For example, in the case of our North Chicago office, the previous operation, Midwest Trade Exchange, had twelve employees. The new Continental Trade Exchange of Illinois is generating the same revenue as Midwest Trade Exchange, but is doing so with five employees. This is possible because overlapping jobs have been eliminated. We cannot guarantee that future acquisitions, if any, will result in similar reductions in our consolidated overhead expense.

     In addition to expanding our barter network through acquisitions, we will also seek to grow by expanding our existing markets. To accomplish this, we intend to hire additional salespeople and trade brokers. We are currently enrolling approximately 40 to 50 new clients per month. We believe that an expanded sales force could substantially increase recruitment and correspondingly increase our gross revenues and net income.

COMPETITION

     The primary method of competition in the barter industry is the recruitment of individual exchange members, generally accomplished by acquiring an exchange and its related client list or through traditional marketing efforts, such as advertising, direct client contacts and other promotional activities, often involving the hiring of additional sales and marketing personnel.

     If more than one exchange is operating in a given market, they may compete for the same potential members. However, this competition for members is generally not as detrimental to us as it might be in other industries because many businesses are members of several trade exchanges. For example, there are five exchanges currently operating in the Chicago area, and a number of businesses belong to all five. The fact that a client of ours is also a member of another exchange does not necessarily harm us. For the most part, businesses which belong to several exchanges have shown themselves to be the more active traders that generate increased transaction fees for all the exchanges to which they belong. In our experience, businesses do not resign from one exchange upon joining another, and these clients enjoy a wider selection of products and services as the result of multiple exchange membership.

     Provided that the net proceeds of this offering are sufficient to adequately fund one or more acquisitions, we expect to compete for additional exchange members principally with respect to such acquisitions. We intend to provide for the growth of our company largely through the acquisition of barter firms and other businesses that are complementary to ours, and our inability to successfully compete for such acquisitions could impede our efforts to grow and expand as quickly as planned.

     If we are unable to make any acquisitions, we will continue to recruit additional members for our exchange as we have in the past. As described above, to accomplish this growth, we intend to allocate a portion of the net proceeds from this offering to enhance our sales and marketing efforts, including the improvement and expansion of our Web site and the hiring of additional sales and marketing personnel.

     The competition to find and recruit new exchange members, whether by acquisition of existing exchanges or otherwise, is intense, and we will compete with other companies that have substantially greater financial and other resources than our company, particularly with respect to suitable acquisition candidates.

OUR GROWTH STRATEGY

     The Continental Trade Exchange barter network began operations in July of 1985 and has had a record of consistent and steady growth. This growth has been generated both internally and through the acquisition of other barter exchanges. During the past several years, we have acquired four independent trade exchange operations.

     In 1997, we acquired the client list and other assets of Midwest Trade Exchange, North Chicago, Illinois. The purchase of this operation allowed us to establish a significant presence in the Greater Chicago marketplace and to increase our revenues by more than 40%.

     During 1998, we acquired the Joliet-based Commercial Barter of Illinois, thereby increasing our penetration into the Chicago area. We also purchased the client list and other assets of Wisconsin Barter Exchange, providing us with an office in Madison, Wisconsin. These two acquisitions added more than 400 clients to our roster and increased revenues by more than 20%.

     A major factor in the success of our growth-through-acquisitions strategy has been and will be our ability to achieve unique synergies with the client base of the acquired exchange and to take advantage of profit-enhancing economies of scale. Generally, we can improve the operating performance of acquired firms because processing a larger volume of trade transactions can still be handled effectively with existing personnel. We cannot guarantee that future acquisitions, if any, will result in similar reductions in our consolidated overhead expense.

     We intend to continue our growth-through-acquisition strategy by concentrating on identifying and purchasing trade exchanges in areas where we can develop or maintain a dominant market position. We believe that a dominant position within a market gives us increased visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and enhances our efforts to achieve greater economies of scale. However, we can provide no assurance as to how many shares in excess of the 50,000-share minimum will ultimately be sold in our initial public offering. If we do not sell more than approximately $100,000 in excess of the $400,000 minimum required in our ongoing initial public offering, implementation of our growth-through-acquisition strategy will be unlikely, and our rate of growth may be slowed.

     We also expect future internal growth from our present base of operations as we regularly add new members to our barter exchange. To accomplish this, we intend to allocate a portion of the proceeds from this offering to the hiring of new sales and marketing personnel. We also hope to acquire trade exchanges in strategic target markets or, where this is not possible, to open new company-owned branch offices in those areas.

ACQUISITION OF OTHER BUSINESSES

     We believe that trade exchange activity and cash revenues can be further enhanced through the acquisition of other businesses that utilize barter heavily. For example, Continental Trade Exchange has a very active travel department that each month books hundreds of lodging packages for its clients. After we reserve the lodging, these clients have in the past been required to contact an outside travel agency or an airline directly for their flight tickets.

     To take advantage of this situation, we have recently created CTE Travel, our own full-service travel agency. Because we already have an identified, and therefore targetable, group of members that are interested in procuring travel-related products and services, we expect to generate new revenues in the form of travel agency commissions from airlines. We will also earn commission income for cruises, rental car reservations and special tour group packages. To further enhance our travel division, we have acquired the customer list of a recently closed travel agency, giving us additional access to this market. But most important, our expansion into the travel business is being accomplished for less than $2,000 because we already have an office, a staff and a computer system in place. Examples of other businesses that we believe have exploitable synergies with our barter network include advertising and media firms, such as magazines, coupon mailers and direct mail marketers; printing companies and related businesses; plus hotels, resorts and other participants in the travel industry. We continually evaluate and discuss potential acquisitions and strategic investments. However, we have no present understandings, commitments or agreements with respect to any acquisition or investment.

BARTERING ON THE INTERNET

     We believe that our core business will continue to generate a steady stream of revenue. However, we realize that our greatest potential for growth is likely to come from the Internet. We are therefore currently in the process of developing a dynamic e-commerce Web site that we hope will expand our previous business-to-business network into a comprehensive, worldwide barter system that will also allow consumers (i.e. the general public) to trade their personal possessions and other products on-line. A special feature of the Internet operation will be the on-line barter auction where members will have the opportunity to bid in trade dollars on items being offered by others, or submit their own merchandise for sale. To maintain a steady flow of products available for the on-line auction, we will also offer merchandise from our own inventory as well as appropriate items from the existing Continental Trade Exchange barter system. In preparing for this auction program, we have registered the Internet domain name www.barterinternet.com.

     Our Internet World Wide Web site is being designed to provide potential barter participants with ready access to the services provided by us that meet their individual needs. Upon entry to our site at www.barterinternet.com, a potential or existing customer will be routed to one of our three major areas of operation:

     -    Continental Trade Exchange, our business-to-business barter network.

     - Corporate barter services, our division devoted to the barter needs and requirements of larger business organizations with respect to products and services such as hotel accommodations, airline tickets, car rentals and liquidation services.

     - On-line consumer barter network, our planned consumer auction program described above.

     By linking to these specific areas, our clients and prospective clients will be aided in their attempts to seek out only those products and services that are relevant to their particular needs. For example, a major corporate account located in Phoenix or Los Angeles is not likely to be interested in haircuts or other local services in Chicago. By checking our corporate barter Web page, these businesses will find a list of only those products and services which would be useful to them.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our company's executive offices and principal operating facilities occupy 6,300 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr., officers and directors of IMS. Rent and other terms of our lease, which expires September 30, 2002, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 500 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin; (2) 400 square feet of office space at 1602 Waunona Way, Madison, Wisconsin; and (3) 1,600 square feet of office space at 2300 Green Bay Road, North Chicago, Illinois. The Green Bay and Madison, Wisconsin offices and the North Chicago, Illinois offices are leased from unaffiliated parties. The leases covering the Green Bay and Madison, Wisconsin and the North Chicago, Illinois offices are each on a month-to-month basis. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving IMS or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) There is no public trading market for our Common Stock. Our initial public offering remains ongoing as of December 31, 2000, and we anticipate that, upon the termination of such offering, our Common Stock will be quoted on the NASD's OTC Bulletin Board.

     As of December 31, 2000, the approximate number of holders of record of our Common Stock was sixty-three.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our right to declare a dividend is not limited by any restrictive covenant, contract or agreement.

     (b) Pursuant to Securities Act Rule 463, the information required by Item 701(f) of Regulation S-B is included on Schedule A to this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following commentary in conjunction with the financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Gross Revenue. As described under Item 1, above, our consolidated gross revenues consist of (1) barter transaction fees; (2) monthly maintenance fees;
(3) proceeds from the sale of merchandise from our own inventory and of dining or gift certificates, known as "scrip"; (4) membership set-up fees; and (5) other miscellaneous revenues, principally including commissions earned by our travel division, which commenced operations in September, 1999. We bill our clients monthly for transaction fees and we have an excellent record of collections on our receivables, with most collected within 30 days after the transaction. We generate additional revenue when we purchase merchandise at wholesale or from manufacturers and distributors who are liquidating, and then we resell these products to our exchange members at a markup. We sometimes purchase merchandise for cash and other times purchase by issuing barter credit. We generate trade dollar revenue when we purchase and then resell goods and services through our barter network. We also generate trading revenue when we issue dining and gift scrip if, as is periodically the case, the scrip is never redeemed by the holder.

     In fiscal 1999, we processed over $11,150,000 in total client barter transactions, which generated consolidated gross revenues of $1,930,506. Transaction fees totaled $883,344 or 45.8% of our consolidated gross revenues; monthly service fees accounted for $334,350 or 17.3%; and proceeds from sales from our inventory and of scrip were $624,373 or 32.3% of such revenues. Membership fees and other miscellaneous sources produced the remaining $88,439 or 4.6% of our gross revenues for 1999. In fiscal 2000, we processed over $12,100,000 in client barter transactions which generated consolidated gross revenues of $2,105,652, representing an increase of 8.5% in transactions and 9.1% in gross revenues. Transaction fees totaled $968,705 or 46.0% of our consolidated gross revenues; monthly service fees accounted for $377,494 or 17.9%; and proceeds of sales from our inventory and of scrip were $674,883 or 32.0% of such revenues. Membership fees and other miscellaneous sources produced the remaining $84,570 or 4.0% of our gross revenues for 2000. Only ordinary and normal fluctuations in the percentages of consolidated gross revenues produced by each of our five general sources of revenue were reported for any of the periods presented in our financial statements included in this prospectus.

     We have grown by continually expanding our customer base, principally through the acquisition of other barter exchanges, including in 1998 Commercial Barter of Illinois and Wisconsin Barter Exchange, and by persuading our members to increase their trade volume. Over the five-years from January 1996 through December 2000, total revenue from all sources increased from $655,000 in 1996 to $2,105,652 in 2000, an average gain of over 26.3% per year, compounded annually. Over the ten-years from January 1991 through December 2000, total revenue from all sources increased from $189,314 to $2,105,652, an average gain of 27.2% per year, compounded annually.

     Operating Expenses. For fiscal 2000, operating expenses increased by $144,597 or 10.2% over 1999.

     Hiring of additional personnel to handle increased trade activity and travel booking as well as an increase in pay rates, resulted in payroll and related taxes and benefits increasing by $177,401 or 22.5% over 1999.

     Administrative expenses increased $19,270 or 7.2% from 1999 to 2000. Occupancy expenses decreased by $34,384 or 20.7% from 1999 levels due principally to lease changes and our move to a new building to house our executive offices and principal operating facilities.

     Selling and other expenses decreased by $17,690 from 1999 to 2000, or 9.2%.

     During December 1999, we moved into a building owned by a limited liability company whose owners are officers and directors of our company. These new facilities offer room for expansion and are more conducive to our planned future growth. The amount of rent payable under our lease is at a rate which is competitive for the area in which we are located and is not expected to materially impact earnings.

     Net Income. For 2000 as compared to 1999, our net revenue increased by $156,708, while expenses increased by $144,597, resulting in a reduction in pre-tax loss from $18,988 in 1999 to $6,877 in 2000.

     Effects of Acquisitions. During fiscal 1998, we incurred extraordinary charges associated with the acquisition of Commercial Barter of Illinois and Wisconsin Barter Exchange, and the integration of the operations of those firms into our business. These extraordinary charges were not separately itemized. In the future, as we acquire additional trade exchanges or other businesses, we expect to incur extraordinary charges in connection with the integration of acquired operations.

     While we have not acquired businesses other than barter exchanges in the past, in the future we may seek to acquire other types of businesses which make significant use of barter in their operations, provided that we either have or can acquire the expertise necessary to run them. When acquiring unrelated businesses, we may incur costs associated with hiring and training personnel, as well as "learning costs" associated with entering new lines of business. While these types of charges may depress earnings in the period following the acquisition, we intend to make acquisitions and incur charges only when these have the projected effect of enhancing our ability to earn and retain profits in the long run.

FINANCIAL CONDITION

     Liquidity; Commitments for Capital Resources; and Sources of Funds

     Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees, transaction processing charges, and profits from our own trading activities. In addition, we have improved liquidity by utilizing the proceeds of a private placement of common stock and warrants. During 2000, we made an initial public offering of up to 1,000,000 shares of stock at a price to the public of $6.00 per share. We anticipate that our principal sources of liquidity during the next year will be cash from operations and net proceeds of this ongoing offering. We believe that cash from operations alone will be adequate to provide for our liquidity needs for the next year and on a continuing basis thereafter.

     We do not currently have any major capital commitments. For example, we are not currently obligated to purchase any trade exchanges; however, we intend to seek opportunities to acquire exchanges on completion of the current offering. We intend to seek acquisitions which can be purchased upon payment of a combination of cash, trade dollars and stock. Generally, we will seek acquisitions of exchanges which we believe have, or within two years can achieve, at least 50% or greater share volume relative to competing trade exchanges within their market areas, and whose transaction processing and travel bookings can be conducted by IMS, thereby reducing the overhead of the acquired firm following the acquisition. Assuming that sufficient net proceeds of this offering in excess of the 50,000 share minimum are available, we may utilize substantial offering proceeds for acquisitions. During 1998, we obtained funds to support expansion from operating profits, the proceeds of a certain private placement of our securities, and from using our common stock as payment to the seller for a part of the purchase price of an acquisition. During 1999, we concluded the private placement of our securities and converted certain notes and warrants issued in prior years. In fiscal 2000, we obtained funds to support expansion from operating profits and the proceeds from this offering. In fiscal 2001, we expect additional funds from our operations, supplemented by our ongoing public offering.

     From June 10, 1998 to September 30, 1999, we conducted a private placement of investment units, each unit consisting of two shares of common stock at the price of $3.00 per share plus a warrant to purchase one share of common stock at the price of $4.00 per share. Subsequently, we split our shares two for one. We raised a total of $246,719 net of expenses in the placement. In addition, the investors received warrants which entitled them to purchase up to 56,076 shares of common stock at the price of $4.00 per share (adjusted for the two for one stock split to the right to purchase 112,152 shares at $2.00 per share). If exercised, these warrants will increase our equity by $224,304.

     During December 1999, several holders of debentures previously issued by IMS or by our affiliates converted their debentures into common stock at the price of $2.00 per share, which reduced our outstanding debt by $55,000 and increased capital by the same amount.

     Changes in Assets and Liabilities

     During 2000, we substantially increased our cash on hand, from $101,505 at December 31, 1999 to $231,704 at the end of 2000, primarily due to the initial public offering of common stock described above.

     Accounts receivable and inventory also increased from 1999 to 2000, by $31,424 and $16,300, respectively. Our earned trade dollar account increased by $89,610 from 1999 to 2000, due primarily to decreased use of trade dollars rather than cash to purchase assets and pay expenses. As a result of these changes, our total current assets increased by $267,533 or 61.1%, for 2000 as compared to 1999. Fixed assets increased by $19,226 or 22.3%, from 1999 to 2000, primarily as a result of furnishings and equipment purchased for use in our new offices by newly-hired personnel. From 1999 to 2000, our total assets increased $290,582 or 46.8% from $621,286 at December 31, 1999 to $911,868 at December 31,
2000.

     Current liabilities increased $25,621 or 33.1% from 1999 to 2000. However, net working capital as measured by the excess of current assets over current liabilities increased by almost $242,000 or 67.2%, due to the increases in current assets discussed above. Long-term debt increased by $76,130 or 146.0% due to the use of additional lines of credit and stockholder loans primarily to pay costs associated with the initial public offering in advance of offering funds being available. Thus, the debt to equity ratio increased from 26.3% in 1999 to 34.0% in 2000.

     Common stock and paid in capital increased 36.9% from 1999 to 2000, from $538,519 to $737,154, principally as a result of our public offering of common stock. Our retained earnings deficit increased by 21.0% from 1999 to 2000, from $46,787 to $56,591, as a result of the net loss of $9,804 for fiscal 2000.

INFLATION AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

     We have not been affected by inflation in the past, and do not expect inflation to have a significant effect on operations in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

     Our consolidated financial statements and related notes, and the report of Smith & Gesteland LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMS, as of December 31, 2000.

Name                               Age                        Position
----                               ---                        --------
Donald F. Mardak                    64                        Chief Executive Officer, President and Director
John E. Strabley, Jr.               37                        Executive Vice President and Director
Dale L. Mardak                      40                        Vice President, Treasurer and Director

     DONALD F. MARDAK has been the Chief Executive Officer, President and a director of IMS since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company," a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Currently, Mr. Mardak is the Chairman of the Board of Directors of the National Association of Trade Exchanges, the principal barter industry trade association, having served as its President during 1999.

     JOHN E. STRABLEY, JR. has been the Executive Vice President and a director of IMS since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager, and, in August of that year, was appointed as Vice President of Continental Trade Exchange and IMS. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry's highest designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley was named Executive Vice President of our company and became a director of both Continental Trade Exchange, Ltd. and IMS.

     DALE L. MARDAK has been Vice President and a director of IMS since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Vice President, Treasurer and a director of both Continental Trade Exchange, Ltd. and our company.

     Donald F. Mardak is the father of Dale L. Mardak and the father-in-law of John E. Strabley, Jr.

     All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our Common Stock and other IMS equity securities. Officers, directors and beneficial owners of more than ten percent of such equity securities are required by SEC regulations to furnish us with copies of all
Section 16(a) reports filed by them.

     A director and executive officer of IMS, John E. Strabley, Jr., did not timely file Form 4 for November, 2000 to report his Exchange Act Rule 16a-6 "small acquisition" purchase of 1,000 shares of Common Stock (less than 0.0005% of the Common Stock outstanding as of December 31, 2000) for $6,000 in our initial public offering, which, when aggregated with his subsequent indirect purchase of 1,333 shares of Common Stock for $8,000 through Glendale Investments, L.L.C., described below, necessitated such report on Form 4. Form 5 was filed by Mr. Strabley concurrently with this report to correct the foregoing deficiency. In addition, Donald F. Mardak and Dale L. Mardak, both of whom are executive officers and directors of IMS, did not, respectively, timely file Form 5 for fiscal 2000 to report the purchase of 1,333 and 1,334 shares, respectively, constituting Exchange Act Rule 16a-6 "small acquisition" purchases (representing in each case less than 0.0005% of the Common Stock outstanding as of December 31, 2000), for an aggregate price of $8,000 per reporting person in our initial public offering, which purchase was made by Glendale Investments, L.L.C., a Wisconsin limited liability company owned in equal percentages by three of our executive officers and directors. Forms 5 were filed by Donald F. Mardak and Dale L. Mardak concurrently with this report to correct the foregoing deficiencies.

     Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMS believes that, apart from the matters described in the preceding paragraph, there was compliance for the fiscal year ended December 31, 2000 with all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 1998, 1999 and 2000, respectively. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this prospectus as "named executive officers." Because no other executive officer of our company was paid more than $100,000 for any of our last three fiscal years, only the compensation paid by us to our Chief Executive Officer is included in the table.

                                                                    Annual Compensation
                                                              -------------------------------         All Other
               Name and Principal Positions                   Year      Salary($)    Bonus($)      Compensation($)
               ----------------------------                   ----      ---------    --------      ---------------
Donald F. Mardak...........................................   2000       122,000        --                --
     Chief Executive Officer and President                    1999        90,000        --                --
                                                              1998        88,000        --                --

     Option Grants in the Last Fiscal Year. Options covering 15,000 shares of common stock, exercisable for five years commencing January 1, 2002 at $3.00 per share, were granted to our Chief Executive Officer, our only named executive officer, for our fiscal year ended December 31, 2000. Also see Item 12, "Certain Relationships and Related Transactions, below, for additional information concerning the foregoing option grant.

     Option Exercises in 2000 and Aggregate Option Values at December 31, 2000. No options were exercised by our Chief Executive Officer, our only named executive officer, during fiscal 2000. As of December 31, 2000, 15,000 unexercised options, described above, were held by our Chief Executive Officer.

DIRECTORS' COMPENSATION

     Our directors are not compensated for acting as directors, nor are they reimbursed for expenses related to their service as directors.

EMPLOYMENT AGREEMENTS

     As of October 19, 2000, we entered into employment agreements with Donald
F. Mardak, our president, and Dale L. Mardak and John E. Strabley, Jr., our vice presidents, pursuant to which these employees will receive annual base salaries of $120,000, $60,000 and $65,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer in his discretion. Each such contract is for an initial term of three years, commencing as of November 1, 2000, and will automatically be extended for additional one-year periods thereafter, unless terminated by either IMS or the employee. These persons are entitled to receive, at no cost, employee benefits which are the same as, or substantially equivalent to, those generally provided to our officers. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, own, have a proprietary interest of any kind in, be employed by, or serve as a consultant to or in any other capacity for any firm located within a 50-mile radius of any IMS office, which is in the business of owning and/or operating a barter exchange or other business which competes with us. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMS.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     Our bylaws provide for the elimination, to the fullest extent permissible under Wisconsin law, of the liability of our directors to us for monetary damages. This limitation of liability does not affect the availability of equitable remedies such as injunctive relief. Our bylaws also provide that we shall indemnify our directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from certain specified misconduct. We are required to advance their expenses incurred as a result of any proceeding against them for which they could be indemnified, including in circumstances in which indemnification is otherwise discretionary under Wisconsin law. At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of our company in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2000, by:

     - each person known by us to beneficially own more than 5% of our common stock;

     -    each of our directors;

     -    our sole named executive officer; and

     -    all of our directors and executive officers as a group.

     We believe that, subject to applicable community and marital property laws, the beneficial owners of our common stock listed below have sole voting and dispositive power with respect to such shares.

                                                                                        Shares beneficially owned
                                                                                         as of December 31, 2000
                                                                                        -------------------------
Name and Address of Beneficial Owner                                                      Number       Percent
------------------------------------                                                    -----------    -------
Donald F. Mardak (1)................................................................     1,441,333       61.8%
13470 W. Fountain Drive
New Berlin, WI 53151
Dale L. Mardak (2) .................................................................       129,334        5.5%
5815 S. Vista Drive
New Berlin, WI 53146
John E. Strabley, Jr. (3)...........................................................        66,133        2.8%
28440 Joanie Lane
Waterford, WI 53185
All directors and executive officers
   as a group (3 persons)...........................................................     1,637,000       70.2%


---------------
(1) Does not include 45,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership.

(2) Does not include 700 shares held by his wife, Lisa Mardak, as to which Mr. Mardak disclaims beneficial ownership.

(3) Does not include 100,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CERTAIN TRANSACTIONS

     We currently lease our executive offices and principal operating facilities, consisting of 6,300 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr., officers and directors of our company, under a triple net lease which commenced in October, 1999 and expires September 30, 2002. For the fiscal years ended December 31, 1999 and 2000, we made rental payments aggregating $15,000 and $54,000, respectively, to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

     On March 1, 2000, we granted options to purchase common stock, exercisable for five years, commencing January 1, 2002, at $3.00 per share, to certain of our executive officers, directors and their affiliates, as follows: Donald F. Mardak - 15,000; John E. Strabley, Jr. - 12,000; Dale L. Mardak - 12,000; Judy
E. Mardak - 10,000; and Kimberly A. Strabley - 10,000.

     On July 20, 1999, we sold an aggregate of 10,000 shares of our common stock to Dale L. Mardak, a director and officer of our company, pursuant to the exercise of options granted in 1996, at the price of $1.00 per share.

     During the fiscal year ended December 31, 1999, we effected 2 for 1 splits of our outstanding common stock, effective as of July 28 and December 28, 1999, respectively. Also effective as of July 28, 1999, the par value of our common stock was changed from $0.01 per share to $0.0001 per share.

     CONFLICTS OF INTEREST

     Certain potential conflicts of interest are inherent in the relationships between our affiliates and us. From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of IMS and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

     Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, including for example the lease agreement described above under "Certain Relationships and Related Transactions - Certain Transactions", potential conflicts may arise between the respective interests of IMS and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

     With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that (1) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (2) the transaction be approved by a majority of our disinterested outside directors and (3) the transaction be fair and reasonable to IMS at the time it is authorized or approved by our directors.

     Kranitz & Philipp, our securities counsel, are also counsel to Liss Financial Services, the managing placement agent. We will be represented by other independent counsel in all instances, including securities law matters, where our interests are deemed to conflict with those of the managing placement agent.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

   Exhibit
   Number                       Description

     3.1     Articles of Incorporation of the Registrant *
     3.2     Articles of Amendment of the Registrant *
     3.3     Bylaws of the Registrant *
     4.1     Form of Underwriter's Warrant *
    10.1     Lease Agreement, between Glendale Investments, LLC. and the
             Registrant *
    10.2 Escrow Agreement, among the Registrant, Liss Financial Services and Grafton State Bank *
    10.3     Form of Employment Agreement *

--------------------

     * Incorporated by reference to the registration statement of International Monetary Systems, Ltd. on Form SB-2 (File No. 333-94597).

     Exhibit 10.3, listed above, comprises the only management contract or compensatory plan required to be filed as an exhibit to this report.

     (b) Reports on Form 8-k

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTERNATIONAL MONETARY SYSTEMS, LTD.




     Dated:  September 25, 2001          By:         /s/ DONALD F. MARDAK
                                             -----------------------------------
                                                  Donald F. Mardak, President
                                                 (Principal Executive Officer)




     Dated:  September 25, 2001          By:         /s/ DANNY W. WEIBLING
                                             -----------------------------------
                                                 Danny W. Weibling, Treasurer
                                                 (Principal Financial Officer)


         In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


          SIGNATURE                       TITLE                     DATE

    /s/ DONALD F. MARDAK        Chief Executive Officer,     September 25, 2001
-----------------------------     President (Principal
      Donald F. Mardak             Executive Officer)
                                      and Director

     /s/ DALE L. MARDAK              Vice President          September 25, 2001
-----------------------------         and Director
       Dale L. Mardak


  /s/ JOHN E. STRABLEY, JR.     Executive Vice President     September 25, 2001
-----------------------------         and Director
    John E. Strabley, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of Independent Accountants ....................................  F-1

Financial Statements:
Consolidated Balance Sheets at December 31, 2000 and 1999 ............  F-2

Consolidated Statements of Income for the years ended
         December 31, 2000 and 1999 ..................................  F-4

Consolidated Statements of Changes in Stockholder Equity
         for the years ended December 31, 2000 and 1999 ..............  F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000 and 1999 ..................................  F-6

Notes to Consolidated Financial Statements ...........................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin


     We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd., and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly the consolidated financial position of International Monetary Systems, Ltd., and subsidiaries at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


Madison, Wisconsin                              /s/ SMITH & GESTELAND, LLP
March 1, 2001                                       SMITH & GESTELAND, LLP

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                              2000            1999
                                                            ---------       ---------
             ASSETS

Current assets
    Cash                                                    $ 231,704       $ 101,505
    Accounts receivable, net of allowance for doubtful
       accounts of $30,832 in 2000 and $27,275 in 1999        204,974         173,550
    Earned trade account                                      162,082          72,472
    Inventory                                                 105,985          89,685
                                                            ---------       ---------
          Total current assets                                704,745         437,212
                                                            ---------       ---------
Furniture and equipment
    Furniture and equipment                                   280,228         225,764
       Less accumulated depreciation                         (174,678)       (139,440)
                                                            ---------       ---------
          Net furniture and equipment                         105,550          86,324
                                                            ---------       ---------
Other assets
    Goodwill                                                   46,866          50,616
    Investment in real estate                                  38,000          26,000
    Deferred income taxes                                       6,607           9,534
    Other                                                      10,100          11,600
                                                            ---------       ---------
          Total other assets                                  101,573          97,750
                                                            ---------       ---------
          Total assets                                      $ 911,868       $ 621,286
                                                            =========       =========

    The accompanying notes are an integral part of the financial statements.

                                                          2000            1999
                                                        ---------       ---------
             LIABILITIES
Current liabilities
    Accounts payable                                    $  34,781       $  22,958
    Payroll and payroll taxes                              45,088          42,607
    Sales taxes                                             4,004           1,947
    Accrued income taxes                                      594
    Current portion of long-term debt                      19,155           9,301
                                                        ---------       ---------
          Total current liabilities                       103,028          77,407
                                                        ---------       ---------
Long-term liabilities
    Notes payable                                          85,617          40,814
    Notes payable to stockholder                           42,660          11,333
                                                        ---------       ---------
          Total long-term liabilities                     128,277          52,147
                                                        ---------       ---------
          Total liabilities                               231,305         129,554
                                                        ---------       ---------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                219             214
Paid in capital                                           736,935         538,305
Retained earnings (deficit)                               (56,591)        (46,787)
                                                        ---------       ---------
          Total stockholder equity                        680,563         491,732
                                                        ---------       ---------
          Total liabilities and stockholder equity      $ 911,868       $ 621,286
                                                        =========       =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                           2000              1999
                                                        -----------       -----------
Income
    Gross revenue                                       $ 2,105,652       $ 1,930,506
    Cost of sales                                           552,093           533,655
                                                        -----------       -----------
          Net revenue                                     1,553,559         1,396,851
                                                        -----------       -----------
Expenses
    Payroll, related taxes and employee benefits            966,118           788,717
    General and administrative                              288,586           269,316
    Occupancy                                               131,977           166,361
    Selling                                                 150,464           157,921
    Other                                                    23,291            33,524
                                                        -----------       -----------
          Total expenses                                  1,560,436         1,415,839
                                                        -----------       -----------
Loss before income taxes                                     (6,877)          (18,988)
Income tax expense (benefit)                                  2,927            (4,583)
                                                        -----------       -----------
          Net loss                                      $    (9,804)      $   (14,405)
                                                        ===========       ===========
          Basic earnings (loss) per common share        $     (0.01)      $     (0.01)
          Diluted earnings (loss) per common share            (0.01)            (0.01)

    The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                                         Common Stock                             Retained           Total
                                                   --------------------------      Paid in        Earnings        Stockholder
                                                      Shares         Amount        Capital        (Deficit)          Equity
                                                   ------------    ----------   -------------    ----------      -------------
                  1999
------------------------------------------
Balance December 31, 1998                             510,850       $  5,108       $ 343,108       $  (32,382)      $315,834

Net income (loss) for 1999                                                                            (14,405)       (14,405)
Stock issued
   Private placement proceeds                          60,152              6         122,297                         122,303
   Stock options                                       13,000              1          12,999                          13,000
   Debentures exchanged for stock                      27,500              3          54,997                          55,000
   Par value changed to $.0001 in
      July 1999                                                       (5,057)          5,057
Two for one stock splits:
   July 1999                                          456,850             46             (46)
   December 1999                                    1,068,352            107            (107)
                                                   ----------       --------       ---------       ----------       --------
Balance December 1999                               2,136,704            214         538,305          (46,787)       491,732

                 2000
------------------------------------------
Net income (loss) for 2000                                                                             (9,804)        (9,804)
Stock offering, net of costs                          194,348             19         198,616                         198,635
                                                   ----------       --------       ---------       ----------       --------
Balance December 2000                               2,331,052       $    233       $ 736,921       $  (56,591)      $680,563
                                                   ==========       ========       =========       ==========       ========

Common stock authorized was 20,000,000 shares at December 31, 1999 and 2000.



    The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (9,804)      $ (14,405)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                               38,988          32,249
         Deferred income taxes                                        2,927          (4,583)
         Gain on investment in partnership                                             (743)
         Changes in assets and liabilities:
            Accounts receivable                                     (31,424)        (26,191)
            Earned trade account                                    (89,610)         62,493
            Inventory                                               (16,300)        (29,005)
            Prepaid expenses                                                            400
            Security deposits                                         1,500         (10,100)
            Accounts payable                                         10,675          (1,325)
            Payroll and payroll taxes                                 2,481          (4,001)
            Sales taxes                                               2,057          (2,337)
            Accrued income taxes                                       (594)
                                                                  ---------       ---------

         Net cash provided by (used in) operating activities        (89,104)          2,452
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (54,464)        (50,958)
   Purchase of investment in timeshare                              (12,000)
   Sale of partnership interest                                                       5,000
                                                                  ---------       ---------
         Net cash used in investing activities                      (66,464)        (45,958)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings of debt                                            52,707           9,550
   Net borrowings (repayment) of shareholder note                    34,425          (8,631)
   Proceeds from issuance of stock                                  198,635         135,303
                                                                  ---------       ---------

         Net cash provided by financing activities                  285,767         136,222
                                                                  ---------       ---------

         Net increase in cash                                       130,199          92,716

Cash at beginning of period                                         101,505           8,789
                                                                  ---------       ---------

Cash at end of period                                             $ 231,704       $ 101,505
                                                                  =========       =========
SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                         $  13,822       $  14,729
SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
      Debentures exchanged for stock                              $               $  55,000

    The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

          A.   ORGANIZATION

               International Monetary Systems, Ltd. (IMS - the company), is a holding company located in New Berlin, Wisconsin with two wholly-owned operating subsidiaries which comprise the Continental Trade Exchange Barter Network: Continental Trade Exchange, Ltd. (CTEL), and Continental Trade Exchange of Illinois, Inc. (CTEILL). CTEL, a barter industry trade exchange business was acquired in January 1989. CTEILL, also a barter trade exchange business, was acquired in December 1996.

          B.   ACQUISITIONS

               On July 15, 1998, CTEILL acquired the assets and barter trade accounts of Commercial Barter of Illinois, Inc., located in Joliet, Illinois for $20,000. On July 29, 1998, CTEL acquired the assets and barter trade accounts of Wisconsin Barter Exchange
               (WBE) located in Madison, Wisconsin for $60,000 cash and $45,000 in stock of IMS. Goodwill in the amount of $56,240 was recognized as a result of the WBE purchase.

               As a result of these acquisitions, the combined operations of Continental Trade Exchange now cover the eastern portion of Wisconsin and northern Illinois. Total clients numbered over 2,900 as of December 2000. Trade volume totaled $11,150,000 and $12,100,000 for 1999 and 2000, respectively, producing consolidated revenues for the company of $1,930,506 and $2,105,652 for 1999 and 2000, respectively.

          C.   OPERATIONS OF BARTER EXCHANGES

               Barter exchanges not only operate with traditional cash currency, but they can also issue trade credits, which constitute their own unique currency. Trade exchanges permit members/clients to barter their goods and services with other clients in several ways. Many sell their products to the barter network directly, others issue trade certificates that are redeemable for their goods or services, and the balance transact their barter business by issuing trade vouchers. In return, the selling clients receive trade credits from the exchange, which may be used to purchase services or products from other members in the exchange.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          D.   REVENUE SOURCES

               The company and its subsidiaries earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned through membership set-up fees assessed when a member joins, through service fees generated when clients spend their trade dollars to purchase goods and services through the exchange from other members, through monthly maintenance fees, and through sales for cash of products originally purchased by IMS with its own trade dollars.

               Trade profits are generated in various ways. Monthly maintenance fees are assessed in trade dollars as well as in cash. Transaction fees are assessed in trade dollars rather than cash for clients in certain industries such as radio and TV stations, hotels, and restaurants and others not accustomed to paying cash fees because they already are involved in many direct barter transactions for their services. Occasionally the company will accept a favorable trade ratio in lieu of a cash service fee. The company also has an opportunity to create additional trade profits by purchasing wholesale, closeout, and liquidation merchandise for cash, and the liquidating of such products through the trade program.

               Earned trade dollars are used by the company to purchase various goods and services required in its operations. All barter transactions are reported at the estimated fair value of the products or services received.

          E.   PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

          F.   USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          G.   INVENTORY

               Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          H.   EARNED TRADE ACCOUNT

               As part of the operations of the subsidiaries, trade dollars are earned which can be and are used to purchase goods and services. This account is increased principally for service, membership and transaction fees, and is decreased by the company's purchase of goods and services for trade dollars. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount or if it is probable that the company will not use all of its trade dollars.

          I.   FURNITURE AND EQUIPMENT

               Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated methods over the estimated useful lives of five to seven years.

          J.   GOODWILL

               Goodwill represents the excess of the cost over fair value of the assets acquired in the purchase of Wisconsin Barter Exchange, Madison, Wisconsin. The transaction was accounted for as a purchase and the goodwill is being amortized on a straight-line basis over a fifteen year period.

          K.   INCOME TAXES

               Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial and income tax basis of assets and liabilities, and to the tax benefit of net operating loss carryovers.

               The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

          L.   CONCENTRATIONS OF CREDIT RISK

               The company grants credit to its customers, substantially all of whom are members of the Continental Trade Exchange barter network located in eastern Wisconsin and northern Illinois. The company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          M.   ADVERTISING

               Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $39,002 and $8,417 for the years ended December 31, 2000 and 1999, respectively.


NOTE 2 -  FURNITURE AND EQUIPMENT

                                                                             Accumulated
                                                             Cost           Depreciation
                                                         -------------     ----------------
                  Balance January 1, 1999                $    174,806       $    110,940
                  Additions during 1999                        50,958
                  Depreciation expense for 1999                                   28,500
                                                         -------------      -------------
                  Balance December 31, 1999                   225,764            139,440
                  Additions during 2000                        54,464
                  Depreciation expense for 2000                                   35,238
                                                         -------------      -------------
                  Balance December 31, 2000              $    280,228       $    174,678
                                                         =============      =============

NOTE 3 -  NOTES PAYABLE - LONG-TERM

          A subsidiary of the company (CTEL) has a revolving line of credit with Bank One in the amount of $50,000, with a final maturity of May 5, 2005. Amounts drawn and outstanding were $36,802 and $29,073 as of December 31, 2000 and 1999, respectively. Monthly payments are due based on the greatest of accrued interest, $250 or 3% of the total amount outstanding. Interest is computed at prime plus 3% (12.5% as of December 31, 2000).

          CTEL obtained an additional business line of credit with Wells Fargo Bank in the amount of $50,000, during November 1998. The line has no maturity date. The balance outstanding was $44,817 and $21,042 as of December 31, 2000 and 1999, respectively. Monthly payments are based on 2% of the outstanding balance. Interest is computed at prime plus 4.75% (14.25% as of December 31, 2000).

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  NOTES PAYABLE - LONG-TERM (continued)

          During 2000 CTEL obtained business lines of credit with several credit card companies in the aggregate amount of $42,000. Balances outstanding on the credit lines were $23,153 as of December 31, 2000. Monthly payments approximate $900. Interest rates range from 13.49% to 14.40%.

                                                   Balance
                                                    as of
                                                 December 31,         Current         Long-Term
                                                     2000             Portion          Portion
                                               -----------------   --------------   --------------
                   Bank One                     $     36,802       $     7,775      $    29,027
                   Wells Fargo                        44,817             4,180           40,637
                   Credit cards                       23,153             7,200           15,953
                                                -------------      ------------     ------------
                             Total              $    104,772       $    19,155      $    85,617
                                                =============      ============     ============

          The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

                                              2001                      $    19,155
                                              2002                           15,922
                                              2003                           13,073
                                              2004                           10,531
                                              2005                           18,621
                                           Thereafter                        27,470
                                                                        ------------
                                                                        $   104,772
                                                                        ============

NOTE 4 -  NOTES PAYABLE TO STOCKHOLDER

          From time to time, the president and major shareholder of the company has loaned funds to the subsidiaries. There is no definite repayment schedule. Interest is payable quarterly based on a 12% annual rate.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  DEBENTURES PAYABLE

          Debentures had been issued under the following terms:

                                                                                                Original
                        Number           Rate             Date              Amount              Maturity
                      -----------       -------        -----------        ------------         -----------
                         104             10%            06/08/94          $    10,000           06/01/97
                         105             10%            06/01/94               10,000           06/30/96
                         106             10%            07/01/94               10,000           12/31/96
                         107             13%            04/01/95               10,000           03/31/98
                         108             13%            04/01/95               10,000           03/31/96
                                         10%            12/22/93                5,000           12/31/99

          Those debentures with original maturity dates prior to 1999 had been renewed for indefinite periods at the same interest rates, with the exception of #106 which increased to 12%.

          The $10,000 debentures had attached warrants to purchase 5,000 shares of IMS stock at $2.00 per share. The $5,000 debenture allowed the holder to purchase 2,500 shares at $2.00 per share. The president and major shareholder of the company had personally guaranteed the debentures. Interest was paid quarterly.

          All debentures were exchanged for stock during December 1999.

NOTE 6 -  INCOME TAXES

          Income tax expense consists of the following components:

                                                                                         2000           1999
                                                                                     -----------    -----------
          Currently payable - federal                                                $              $
          Currently payable - state
          Deferred
              Federal                                                                     1,963         (3,074)
              State                                                                         964         (1,509)
                                                                                     -----------    -----------
                    Total expense (benefit)                                          $    2,927     $   (4,583)
                                                                                     ===========    ===========
          Deferred income tax assets are attributable to the tax benefits of net operating loss carryforwards as follows:
                 Classified as a long-term asset                                     $    6,607     $    9,534
                                                                                     ===========    ===========

NOTE 7 -  STOCK OPTIONS

          Two employees of the company were granted stock options in 1996 to acquire 10,000 and 3,000 shares respectively of the $.01 par value common stock of the corporation for $1.00 per share. Both options were exercised in 1999.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          During 2000, the company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Pursuant to the plan, options to purchase 124,000 shares at $3.00 per share were granted during 2000, exercisable over a five-year period subsequent to start dates specified in each agreement as follows:

                        Start date subsequent to:
                       -----------------------------
                              August 1, 2001                                    22,000 shares
                            September 1, 2001                                   18,000 shares
                             December 1, 2001                                   10,000 shares
                             January 1, 2002                                    59,000 shares
                              April 1, 2002                                     9,000 shares
                             October 1, 2002                                    6,000 shares

          Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans.

          SFAS 123 defines a fair value based method of accounting for employee stock option or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk-free interest rate over the expected life of the option. The resulting compensation cost is recognized over the service period, which is usually the vesting period.

          Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock. Under APB 25, no compensation cost is recognized for the stock option plan because the exercise price is at least equal to the quoted market price at the date of grant and therefore there is no intrinsic value.

          As permitted by SAFS 123, the company continues to measure compensation cost for the stock option plan using the accounting method prescribed by APB 25. Compensation cost based on SFAS 123 is not estimable. Accordingly, proforma net income and earnings per share data based on SFAS 123 is not presented.

NOTE 8 -  RELATED PARTY TRANSACTIONS

          The company currently leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is 100% owned by officers and stockholders of the company. The lease commenced October 1, 1999, and expires September 30, 2002. Lease payments are $5,000 per month ($4,500 per month after January 31, 2000) plus 50% of certain operating costs including insurance, utilities, maintenance and other-than-structural repairs, and 50% of increased real estate taxes over the 1999 taxes.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          The company has various leases for office facilities and vehicles which are classified as operating leases. Total rent expense for all operating leases for 2000 and 1999 is summarized below:

                                                                           2000              1999
                                                                      --------------    --------------
               Office facilities on month-to-month leases             $      31,350     $     106,367
               Related party lease (see Note 8)                              54,500            15,000
               Madison, Wisconsin office lease expiring
                   June 30, 2000, at $375 per month                           2,250             2,250
               Vehicle leases                                                31,623            30,578
                                                                      --------------    --------------
                                                                      $     119,723     $     154,195
                                                                      ==============    ==============

          Minimum future lease commitments as of December 31, 2000, are summarized as follows:

                                                                                Office
                                                                              Facilities        Vehicles
                                                                              ------------     ------------
                    Year ended December 31
                                2001                                           $   54,000       $   14,346
                                2002                                               40,500

NOTE 10 - EARNINGS PER SHARE

          Earnings per share are based on the weighted average number of shares outstanding for the year, restated for the two stock splits in 1999. Weighted average shares outstanding were 2,222,898 and 1,992,198 for 2000 and 1999, respectively. Common stock option shares have not been included due to their antidilutive effect.

                                                                      SCHEDULE A



                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


     Pursuant to Securities Act Rule 463, the following information (as identified in paragraphs (f)(2) through (f)(4) of Regulation S-B Item 701) is provided concerning the initial public offering ("Offering") of its common stock, par value $0.0001 per share ("Common Stock"), conducted by International Monetary Systems, Ltd. ("Company"), pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (File No. 333-94597), which initally became effective as of July 25, 2000:

         (f)(2) through (f)(4)(i): The Offering commenced as of July, 25, 2000, and remained ongoing as of December 31, 2000.

         (f)(4)(ii): The managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

         (f)(4)(iii) through (f)(4)(iv): 1,150,000 shares of Common Stock were registered on Form SB-2, of which 1,000,000 are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,900,000; during the period from July 25, 2000 through December 31, 2000, an aggregate of 51,916 shares were sold in the Offering for an aggregate gross price of $311,496.00.

         (f)(4)(v): From July 25, 2000 through December 31, 2000, the Company incurred the following expenses in connection with the Offering:

                  Brokers' commissions/expense allowance               $         3,729.60
                  Legal and accounting fees and expenses                        73,590.75
                  Printing/SEC filings (EDGAR)                                  26,433.77
                  Other expenses                                                 9,106.60
                                                                       ------------------

                          Total expenses                               $       112,860.72
                                                                       ==================

         None of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

         (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from July 25 through December 31, 2000 were $198,635.28. As of December 31, 2000, all such net offering proceeds were held by the Company in its cash accounts, pending application.