Form 10QSB
period 2001-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2001-10-30
CIK 1097430

<SEQUENCE>1
<FILENAME>ims03310110qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001

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

Common Stock, $.0001 Par Value -- 2,341,496 shares as of March 31, 2001.

INDEX                                                                                   PAGE NUMBER
                                                                                        -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - March 31, 2001                   2
                        and December 31, 2000

                      Condensed consolidated statements of income - Three months
                        ended March 31, 2001 and 2000                                          3

                      Condensed consolidated statements of cash flows - Three
                        months ended March 31, 2001 and 2000                                   4

                      Notes to condensed consolidated financial statements -
                        March 31, 2001                                                         5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                              6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                   6


Part II.  Other Information                                                                    7

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               March 31,          December 31,
                                                                 2001                 2000
                                                         -----------------    -----------------
             ASSETS
Current assets
    Cash                                                  $     193,966        $     231,704
    Accounts receivable, net                                    196,085              204,974
    Earned trade account                                        130,828              162,082
    Inventory                                                   105,985              105,985
                                                          --------------       --------------
          Total current assets                                  626,864              704,745
                                                          --------------       --------------
Furniture and equipment
    Furniture and equipment                                     280,228              280,228
       Less accumulated depreciation                           (184,151)            (174,678)
                                                          --------------       --------------
          Net furniture and equipment                            96,077              105,550
                                                          --------------       --------------
Other assets
    Goodwill                                                     45,929               46,866
    Investment in real estate                                    38,000               38,000
    Deposits on business acquisitions                            48,929
    Deferred income tax                                          20,847                6,607
    Other                                                        10,100               10,100
                                                          --------------       --------------
          Total other assets                                    163,805              101,573
                                                          --------------       --------------
          Total assets                                    $     886,746        $     911,868
                                                          ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                            $      22,770        $      34,781
    Other current liabilities                                    45,564               68,247
                                                          --------------       --------------
          Total current liabilities                              68,334              103,028
                                                          --------------       --------------
Long-term liabilities
    Notes payable to banks                                       95,675               85,617
    Notes payable to stockholder                                 39,537               42,660
                                                          --------------       --------------
          Total long-term liabilities                           135,212              128,277
                                                          --------------       --------------
          Total liabilities                                     203,546              231,305
                                                          --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                      219                  219
Paid in capital                                                 788,950              736,935
Retained earnings (deficit)                                    (105,969)             (56,591)
                                                          --------------       --------------
          Total stockholder equity                              683,200              680,563
                                                          --------------       --------------
          Total liabilities and stockholder equity        $     886,746        $     911,868
                                                          ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                          --------------------------------
                                                                2001              2000
                                                          --------------    --------------
Income

   Net revenue                                            $     498,482     $     518,000

   Cost of sales					       (189,534)         (134,969)
						          --------------    --------------
   Net revenue					                308,948           383,031
							  --------------    --------------
Expenses

   Payroll, related taxes and employee benefits                 238,664           229,223

   General and administrative                                    76,135            78,002

   Occupancy                                                     32,026            41,653

   Selling                                                       24,413            47,735

   Other                                                          1,328             3,921
                                                          --------------    --------------
         Total expenses                                         372,566           400,534
                                                          --------------    --------------
Loss before income taxes                                        (63,618)          (17,503)

Income tax benefit                                              (14,240)           (4,200)
                                                          --------------    --------------
         Net loss                                         $     (49,378)    $     (13,303)
                                                          ==============    ==============
         Net loss per common share                        $        (.02)    $        (.01)

Weighted average common shares outstanding                    2,335,323         2,136,704

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                          --------------------------------
                                                             March 31,          March 31,
                                                               2001               2000
                                                          -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash used in operating activities                 $    (54,647)     $     (50,099)
                                                          -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (48,929)           (11,114)
    		                                          -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings of debt                                      13,823             16,074
    Proceeds (costs) related to issuance of stock	        52,015		  (11,114)
		                                          -------------     --------------
    	Net cash provided by financing activities	        65,838		    6,028
							  -------------     --------------

	Net decrease in cash                                   (37,738)           (55,185)

Cash at beginning of period                                    231,704            101,505
                                                          -------------     --------------
Cash at end of period                                     $    193,966      $      46,320
                                                          =============     ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2001

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Registration Statement Form SB-2 (File No. 333-94597, initially effective July 25, 2000), and post-effective amendment no. 1, effective April 4, 2001.


NOTE B - INVENTORY

Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the quarter ending March 31, 2001, gross cash income increased 8% while total revenue (including trade transactions) decreased 3%. Net revenue decreased 19% in the first quarter of 2001 to $308,948, down $74,083 from the first quarter of 2000. The primary reason for the decline was higher-than-usual redemption of restaurant scrip creating an unordinarily higher cost of sales. This situation will rectify itself in the coming months as sales outweigh redemption.

Expenses during the first quarter of 2001 decreased from $400,534 in the first quarter of 2000 to $372,566 at the end of the current period. Nonetheless, the lower operating expenses could not make up for the unordinary reduction in trade income, creating a net loss of $49,378 for the period ending March 31, 2001. Principal increases in expenses were as follows:


                    		      		Amount               Percent
                    			    ------------           ----------

Payroll and related taxes and benefits      $    9,441                  4%
Cost of sales                               $   54,566                 40%


Occupancy and selling expenses decreased during the first quarter of 2001 by $9,627, or 23%, compared to the same period in 2000.

As a result of expenses increasing faster than revenue, net income declined $36,075 for the three-month period ending March 31, 2001, showing a loss of $49,378 compared to a loss of $13,303 in 2000.


Liquidity and Sources of Capital

During the first three months of 2001, cash decreased by $38,738 as a result of higher operating expenses, capital expenditures, costs related to issuance of stock, and a $48,929 down payment made for a pre-press company that will be acquired on April 1, 2001.

During the period ending March 31, 2001, an additional 10,444 shares were sold in the company's continuing initial public offering of its stock, producing an increase in capital of $52,015, net of issuance costs. Remaining negative cash flow was offset by net borrowings on bank and credit card lines.



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


The company did not file any reports on Form 8-K during the three months ended March 31, 2001.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------

Date          October 28, 2001     /s/ Donald F. Mardak
          ----------------------   -------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date          October 28, 2001     /s/ Danny W . Weibling
          ----------------------   ---------------------------------------------
                                          Danny W. Weibling, CPA, Treasurer
                                          (Chief Financial Officer)

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


EXHIBIT I - USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

As part of the company's initial public offering, the company issued 10,444 shares of its common stock, $.0001 par value during the first quarter of 2001. The offering is ongoing at this time. The shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-94597; effective date July 25, 2000) through Liss Financial Services, 424 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

The shares were offered and sold at an initial offering price of $6.00 per share, resulting in aggregate gross offering proceeds of $62,664.

The company incurred offering expenses in connection with this offering as follows:

               Attorneys and accountants                      $      10,260
               Other expenses                                           389
                                                              --------------
                         Total expenses                       $      10,649
                                                              ==============