Form 10QSB/A
period 2001-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2001-12-05
CIK 1097430

<SEQUENCE>1
<FILENAME>ims03310110qsba.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                   (AMENDMENT)

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                       to
                               ---------------------   ----------------
Commission File number    000-30853
                       -------------------

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             (Exact name of registrant as specified in its charter)

               Wisconsin                                     39-1924096
     --------------------------------              ---------------------------
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

Date          November 28, 2001    /s/ Donald F. Mardak
          ----------------------   -------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date          November 28, 2001    /s/ Danny W . Weibling
          ----------------------   ---------------------------------------------
                                          Danny W. Weibling, CPA, Treasurer
                                          (Chief Financial Officer)

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


SCHEDULE I - USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

Pursuant to Securities Act Rule 463, the following information (as identified in paragraphs (f)(2) through (f)(4) of Regulation S-B Item 701) is provided concerning the initial public offering ("Offering") of its common stock, par value $0.0001 per share ("Common Stock"), conducted by International Monetary Systems, Ltd. ("Company"), pursuant to a registration statement on Form SB-2 Under the Securities Act of 1933 (File No. 333-94597), which initially became Effective as of July 25, 2000.

     (f)(2) through (f)(4)(I): The offering commenced as of July 25, 2000, and remained ongoing as of March 31, 2001.

     (f)(4)(ii): The managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

     (f)(4)(iii) through (f)(4)(iv): 1,150,000 shares of Common Stock were registered on From SB-2, of which 1,000,000 are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,900,000; during the period from July 25, 2000 through March 31, 2001, an aggregate of 62,360 shares were sold in the Offering for an aggregate gross price of $374,160.00.

     (f)(4)(v): From July 25, 2000 through March 31, 2001, the Company incurred the following expenses in connection with the Offering:

          Brokers' commissions/ expenses allowances           $    9,996.00
          Legal and accounting fees and expenses                  82,935.75
          Printing/SEC filings (EDGAR)                            26,433.77
          Other expenses                                           9,446.60
                                                              --------------
               Total expenses                                 $  128,812.12
                                                              ==============

     None of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

     (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from July 25, 2000 through March 31, 2001 were $245,347.88. As of March 31, 2001, the net offering proceeds less amounts used in business acquisitions and operations were held by the Company in its cash accounts, pending future application.