Form 10QSB
period 2001-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2001-12-26
CIK 1097430

<SEQUENCE>1
<FILENAME>ims06300110qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001

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

Common Stock, $.0001 Par Value -- 2,372
,496 shares as of June 30, 2001.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - June 30, 2001                        2
                        and December 31, 2000

                      Condensed consolidated statements of income - Three months ended June 30, 2001 and 2000; Six months ended
                        June 30, 2001 and 2000                                                     3

                      Condensed consolidated statements of cash flows - Six
                        months ended June 30, 2001 and 2001                                        4

                      Notes to condensed consolidated financial statements -
                        June 30, 2001                                                              5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       6


Part II.  Other Information                                                                        7

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  June 30,           December 31,
                                                                                    2001                 2000
                                                                                (Unaudited)           (Audited)
                                                                              -----------------    -----------------
             ASSETS
Current assets
    Cash                                                                       $     103,500        $     231,704
    Accounts receivable, net                                                         321,673              204,974
    Earned trade account                                                             141,016              162,082
    Inventory                                                                         97,585              105,985
                                                                               --------------       --------------
          Total current assets                                                       663,774              704,745
                                                                               --------------       --------------
Furniture and equipment
    Furniture and equipment                                                          487,176              280,228
       Less accumulated depreciation                                                (205,517)            (174,678)
                                                                               --------------       --------------
          Net furniture and equipment                                                281,659              105,550
                                                                               --------------       --------------
Other assets
    Goodwill and membership lists                                                    221,149               46,866
    Investment in real estate                                                         38,000               38,000
    Other                                                                             33,435               16,707
                                                                               --------------       --------------
          Total other assets                                                         292,584              101,573
                                                                               --------------       --------------
          Total assets                                                         $   1,238,017        $     911,868
                                                                               ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                                                 $     160,241        $      34,781
    Other current liabilities                                                        179,049               68,247
                                                                               --------------       --------------
          Total current liabilities                                                  339,290              103,028
                                                                               --------------       --------------
Long-term liabilities
    Notes payable to banks                                                           252,634               85,617
    Notes payable to related parties                                                  62,604               42,660
                                                                               --------------       --------------
          Total long-term liabilities                                                315,238              128,277
                                                                               --------------       --------------
          Total liabilities                                                          654,528              231,305
                                                                               --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                                           238                  219
Paid in capital                                                                      722,577              736,935
Retained earnings (deficit)                                                         (139,326)             (56,591)
                                                                               --------------       --------------
          Total stockholder equity                                                   583,489              680,563
                                                                               --------------       --------------
          Total liabilities and stockholder equity                             $   1,238,017        $     911,868
                                                                               ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                     ---------------------------------     --------------------------------
                                                           2001                2000              2001               2000
                                                     --------------     --------------     --------------    --------------
Income

   Gross revenue                                     $     765,101      $     489,955      $   1,263,583     $   1,007,955

   Cost of sales                                           307,611            138,975            497,146           273,944
                                                     --------------     --------------     --------------    --------------
   Net revenue                                             457,490            350,980            766,437           734,011
                                                     --------------     --------------     --------------    --------------
Expenses

   Payroll, related taxes and employee benefits            288,374            234,907            527,038           464,130

   General and administrative                              110,995             89,046            187,130           167,048

   Occupancy                                                37,780             31,928             69,806            73,581

   Selling                                                  46,650             43,440             71,063            91,175

   Other                                                     7,046              2,190              8,374             6,111
                                                     --------------     --------------     --------------    --------------
         Total expenses                                    490,845            401,511            863,411           802,045
                                                     --------------     --------------     --------------    -------------
Income (loss) before income taxes                          (33,355)           (50,531)           (96,974)          (68,034)

Income tax expense (benefit)                                     0            (10,760)           (14,240)          (14,960)
                                                     --------------     --------------     --------------    -------------
         Net income (loss)                           $     (33,355)     $     (39,711)     $     (82,734)    $     (53,074)
                                                     ==============     ==============     ==============    ==============
         Net income (loss) per common share          $        (.01)     $        (.02)     $        (.04)    $        (.02)

Weighted average common shares outstanding               2,355,355          2,199,358          2,355,355         2,199,358

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Six Months Ended
                                                                              --------------------------------------
                                                                                   June 30,             June 30,
                                                                                     2001                 2000
                                                                              -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                         99,764              (91,848)
                                                                                -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (24,113)             (30,854)
    Business acquisitions                                                           (201,000)                   0
                                                                                -------------       --------------
          Net cash used in investing activities                                     (225,113)             (30,854)
                                                                                -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                                11,483               73,850
    Proceeds (costs) related to issuance of stock                                    (14,338)             (10,046)
                                                                                -------------       --------------
          Net cash provided by financing activities                                   (2,855)              63,804
                                                                                -------------       --------------
          Net increase (decrease) in cash                                           (128,204)             (58,898)

Cash at beginning of period                                                          231,704              101,505
                                                                                -------------       --------------
Cash at end of period                                                           $    103,500        $      42,607
                                                                                =============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended
June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In April 2001, International Monetary Systems purchased the assets of Trade Systems Interchange, a barter network located in Rohnert Park, CA. The Company also purchased the capital stock of JM Graphics, Inc., a pre-press company located in New Berlin, WI and created a new Canadian corporation, Continental Trade Exchange of Canada, Ltd., through which it has started up a new barter system with two offices in Ontario Province. In the quarter ending June 30, 2001, gross revenues increased 56% to $765,101 compared to $489,955 for the same period of 2000. Net revenue increased 30% in the second quarter of 2001 to $457,490, up $106,510 from the second quarter of 2000. The primary reason for the increase was the acquisition of the new business operations.

The original Continental Trade Exchange barter business operated at approximately a break-even pace for the second quarter of 2001. The JM Graphics pre-press company had a loss of $29,777. Through a series of cost-reducing procedures, the second quarter loss was about half the loss suffered in the first quarter of 2001 prior to the Company's acquisition of JM Graphics. Management believes that this trend will continue for the rest of the year as it will eliminate the operating losses in this pre-press division.

Expenses during the second quarter of 2001 increased from $401,511 in the second quarter of 2000 to $490,845 at the end of the current period. The increased expenses were also attributed to the recent acquisitions. However, the operating loss was reduced from $50,531 in the second quarter of 2000 to $33,355 in the current period, with $29,777 of that amount attributed to the JM Graphics division. There were no unordinary increases in expenses in the second quarter of 2001, as all of these increased proportionately with the increased payroll and overhead of the acquired businesses. Excluding the acquired businesses, the core business of the Continental Trade Exchange barter network subsidiary had increases in revenue and expenses of approximately 5%.


Liquidity and Sources of Capital

During the second quarter of 2001, cash decreased by $90,466 as a result of higher operating expenses, capital expenditures, costs related to issuance of stock, a $40,000 down payment made for the acquisition of the assets of Trade Systems Interchange in California, and funds invested in the start-up of our new Canadian subsidiary, Continental Trade Exchange of Canada, Ltd.

During the period ending June 30, 2001, an additional 1,000 shares were sold in the company's continuing initial public offering of its stock, producing an increase in capital of $5,400, net of issuance costs. Remaining negative cash flow was offset by net borrowings on bank and credit lines and by loans from officers.




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

International Monetary Systems, Ltd. (IMS) has embarked upon an expansion plan that will be achieved through the acquisitions of other barter systems and related businesses. To begin this process, the Company purchased the assets of Trade Systems Interchange (TSI) in April 2001. TSI was a well-established barter network located in Rohnert Park, CA. At the same time Danny W. Weibling, CPA, one of the former owners of TSI, was appointed as the Chief Financial Officer of International Monetary Systems, Ltd.

On April 1, 2001, the Company also purchased the capital stock of JM Graphics, Inc., a pre-press company located in New Berlin, WI. In addition, IMS created a new Canadian corporation, Continental Trade Exchange of Canada, Ltd., through which it has started a new barter system with two offices in Ontario Province. These are located in Ottawa and Durham, Ontario, two areas where a former trade exchange has ceased operations.

As a result of these acquisitions, the Continental Trade Exchange barter network now services more than 3,000 clients out of seven offices in the United States and Canada.


ITEMI    6.   Exhibits and Reports on Form 8-K

The company did not file any reports on Form 8-K during the three months ended June 30, 2001.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------

Date          December 20, 2001    /s/ Donald F. Mardak
          ----------------------   -------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date          December 20, 2001    /s/ Danny W Weibling
          ----------------------   ---------------------------------------------
                                          Danny W Weibling, CPA, Treasurer
                                          (Chief Financial Officer)

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

     (f)(2) through (f)(4)(i): The offering commenced as of July 25, 2000, and remained ongoing as of June 30, 2001.

     (f)(4)(ii): The managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

     (f)(4)(iii) through (f)(4)(iv): 1,150,000 shares of Common Stock were registered on Form SB-2, of which 1,000,000 are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,900,000; during the period from July 25, 2000 through June 30, 2001, an aggregate of 63,360 shares were sold in the Offering for an aggregate gross price of $380,160.00.

     (f)(4)(v): From July 25, 2000 through June 30, 2001, the Company incurred the following expenses in connection with the Offering:

          Brokers' commissions/expense allowance              $   10,596.00
          Legal and accounting fees and expenses                  82,935.75
          Printing/SEC filings (EDGAR)                            26,433.77
          Other expenses                                           9,446.60
                                                              --------------
               Total expenses                                 $  129,412.12
                                                              ==============

     None of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

    (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from July 25, 2000 through June 30, 2001 were $250,747.88. During the second quarter 2001 $40,000 was paid as a down payment for the purchase of Trade Systems Interchange in California, $42,929 was paid as a down payment for the purchase of JM Graphics in Wisconsin, and $9,816 was expensed in the startup operations of Continental Trade Exchange of Canada. As of June 30, 2001, the net offering proceeds less amounts used in business acquisitions and operations were held by the Company in its cash accounts, pending future application.