Form 10QSB
period 2001-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2002-01-23
CIK 1097430

<SEQUENCE>1
<FILENAME>ims09300110qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

Common Stock, $.0001 Par Value -- 2,440,163 shares as of September 30, 2001.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - September 30, 2001                   2
                        and December 31, 2000

                      Condensed consolidated statements of income - Three months ended September 30, 2001 and 2000; Nine months ended
                        September 30, 2001 and 2000                                                3

                      Condensed consolidated statements of cash flows - Nine
                        months ended September 30, 2001 and 2001                                   4

                      Notes to condensed consolidated financial statements -
                        September 30, 2001                                                         5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       6


Part II.  Other Information                                                                        7

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 September 30,         December 31,
                                                                                      2001                 2000
                                                                                  (Unaudited)           (Audited)
                                                                              -----------------    -----------------
             ASSETS
Current assets
    Cash                                                                       $      49,676        $     231,704
    Accounts receivable, net                                                         445,448              204,974
    Earned trade account                                                             194,626              162,082
    Inventory                                                                         97,585              105,985
                                                                               --------------       --------------
          Total current assets                                                       787,335              704,745
                                                                               --------------       --------------
Furniture and equipment
    Furniture and equipment                                                          716,515              280,228
       Less accumulated depreciation                                                (233,212)            (174,678)
                                                                               --------------       --------------
          Net furniture and equipment                                                483,303              105,550
                                                                               --------------       --------------
Other assets
    Goodwill and membership lists                                                    406,160               46,866
    Investment in real estate                                                         38,000               38,000
    Other                                                                             36,084               16,707
                                                                               --------------       --------------
          Total other assets                                                         480,244              101,573
                                                                               --------------       --------------
          Total assets                                                         $   1,750,882        $     911,868
                                                                               ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                                                 $     287,978        $      34,781
    Other current liabilities                                                         74,887               68,247
                                                                               --------------       --------------
          Total current liabilities                                                  362,865              103,028
                                                                               --------------       --------------
Long-term liabilities
    Notes payable to banks                                                           279,726               85,617
    Notes payable to related parties                                                  79,742               42,660
                                                                               --------------       --------------
          Total long-term liabilities                                                359,468              128,277
                                                                               --------------       --------------
          Total liabilities                                                          722,333              231,305
                                                                               --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                                           244                  219
Paid in capital                                                                    1,127,372              736,935
Retained earnings (deficit)                                                          (99,067)             (56,591)
                                                                               --------------       --------------
          Total stockholder equity                                                 1,028,549              680,563
                                                                               --------------       --------------
          Total liabilities and stockholder equity                             $   1,750,882        $     911,868
                                                                               ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                     ---------------------------------     --------------------------------
                                                           2001                2000              2001               2000
                                                     --------------     --------------     --------------    --------------
Income

   Gross revenue                                     $     906,748      $     573,188      $   2,169,902     $   1,648,385

   Cost of sales                                           316,169            190,802            813,315           531,988
                                                     --------------     --------------     --------------    --------------
   Net revenue                                             590,579            382,386          1,356,587         1,116,397
                                                     --------------     --------------     --------------    --------------
Expenses

   Payroll, related taxes and employee benefits            325,434            229,448            852,327           693,578

   General and administrative                              112,391             43,864            297,379           210,912

   Occupancy                                                40,833             36,920            110,620           110,501

   Selling                                                  55,879             27,354            128,921           118,529

   Other                                                    15,684              3,695             24,056             9,806
                                                     --------------     --------------     --------------    --------------
         Total expenses                                    550,221            341,281          1,413,303         1,143,326
                                                     --------------     --------------     --------------    --------------
Income (loss) before income taxes                           40,358             41,105            (56,716)          (26,929)

Income tax expense (benefit)                                     0                  0            (14,240)                0
                                                     --------------     --------------     --------------    --------------
         Net income (loss)                           $      40,358      $      41,105     $      (42,476)    $     (26,929)
                                                     ==============     ==============     ==============    ==============
         Net income (loss) per common share          $         .02      $         .02     $         (.02)    $        (.01)

Weighted average common shares outstanding               2,367,313          2,136,704          2,367,313         2,136,704
</TABLE







                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine Months Ended
                                                                              --------------------------------------
                                                                                 September 30,        September 30,
                                                                                     2001                 2000
                                                                              -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                         25,224              (81,975)
                                                                                -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (65,664)             (23,563)
    Business acquisitions                                                           (701,000)                   0
                                                                                -------------       --------------
          Net cash used in investing activities                                     (766,664)             (23,563)
                                                                                -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                               177,594               40,550
    Net borrowings (repayment) of related party debt                                  (8,645)              15,990
    Net Proceeds (costs) related to issuance of stock                                390,463              (29,447)
                                                                                -------------       --------------
          Net cash provided by financing activities                                  559,412               27,093
                                                                                -------------       --------------
          Net (decrease) in cash                                                    (182,028)             (78,445)

Cash at beginning of period                                                          231,704              101,505
                                                                                -------------       --------------
Cash at end of period                                                           $     49,676        $      23,060
                                                                                =============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2001

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On September 1, 2001, International Monetary Systems, Ltd. purchased the assets of Tradius Corporation, a barter network located in San Jose, CA. In addition to the client base of more than 1,000 members, IMS acquired the Tradius web hosting hardware and software along with several patents pending. In the quarter ending September 30, 2001, gross revenue increased 58% to $906,748 compared to $573,188 for the third quarter of 2000. Net revenue increased 54% in the third quarter of 2001 to $590,578, up $208,193 from the same period of 2000. The third quarter 2001 gross revenue also increased by 18% over the $765,101 generated in the second quarter of 2001, and the third quarter net revenue was up by 29% from $457,490 in the second quarter. The primary reason for the increases was the acquisition of Tradius Corporation plus the earlier acquisitions of other new business operations described in the second quarter 2001 10Q-SB. These were Trade Systems Interchange of Rohnert Park, CA; JM Graphics of New Berlin, WI; and the startup of our new Canadian subsidiary, Continental Trade Exchange of Canada, Ltd.

In the third quarter of 2001, the Continental Trade Exchange barter business had a profit of $52,071. The JM Graphics pre-press division, which was acquired in April of this year, had a loss of $11,713. Continuing our cost-reducing procedures for this division, the third quarter loss was about 30% of the loss suffered in the second quarter of 2001. Management believes that this trend will continue for the rest of the year and this pre-press division will show a profit in the fourth quarter.

Total expenses during the third quarter of 2001 increased from $341,281 in the third quarter of 2000 to $550,221 at the end of the current period. The increased expenses were also attributed to the recent acquisitions. The Company's operating income was approximately the same, with a profit of $40,358 in the third quarter of 2001 compared to $41,105 in the same period last year. Excluding the JM Graphics division figures, the Company's core business of the barter network increased profits by 17%. Furthermore, the overall profit of $40,358 in the third quarter of 2001 compares to a loss of $33,355 for the second quarter of this year. There were no unordinary increases in expenses in the third quarter of 2001, as all of these increased proportionately with the increased payroll and overhead of the acquired businesses.

For the nine-month period ending on September 30, 2001, gross revenues increased by 32% to $2,169,902 compared to $1,648,385 for the same nine-month period in 2000. In the first nine months of year 2000, the Continental Trade Exchange barter division had an operating loss of $26,929. For the same period in 2001, the barter network had a loss of just $3,513. The JM Graphics pre-press division, however, incurred a loss of $41,490, creating the majority of the 2001 nine-month loss of $42,475. The Company forecasts that all divisions will have operating profits in the fourth quarter of this year.

Liquidity and Sources of Capital

During the third quarter of 2001, cash decreased by $53,824 as a result of higher operating expenses, capital expenditures, and a $100,000 down payment made for the acquisition of the assets of Tradius Corporation in California.

During the period ending September 30, 2001, an additional 1,000 shares were sold in the company's continuing initial public offering of its stock, producing an increase in capital of $5,400, net of issuance costs. Remaining negative cash flow was offset by net borrowings on bank and credit lines and by loans from officers.

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

On September 1, 2001, the Company purchased the assets of Tradius Corporation. Tradius (formerly known as TradeWorld) is located in San Jose California and has been operating a barter network for over 15 years.

As a result of these acquisitions, the Continental Trade Exchange barter network now services more than 4,000 clients out of eight offices in the United States and Canada.


ITEMI    6.   Exhibits and Reports on Form 8-K

The company did not file any reports on Form 8-K during the three months ended September 30, 2001.



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

Date          January 10, 2002     /s/ Donald F. Mardak
          ----------------------   -------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date          January 10, 2002     /s/ Danny W Weibling
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

     (f)(2) through (f)(4)(i): The offering commenced as of July 25, 2000, and remained ongoing as of September 30, 2001.

     (f)(4)(ii): The managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

     (f)(4)(iii) through (f)(4)(iv): 1,150,000 shares of Common Stock were registered on Form SB-2, of which 1,000,000 are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,900,000; during the period from July 25, 2000 through September 30, 2001, an aggregate of 64,360 shares were sold in the Offering for an aggregate gross price of $380,160.00.

     (f)(4)(v): From July 25, 2000 through September 30, 2001, the Company incurred the following expenses in connection with the Offering:

          Brokers' commissions/expense allowance              $   11,796.00
          Legal and accounting fees and expenses                  82,935.75
          Printing/SEC filings (EDGAR)                            26,433.77
          Other expenses                                           9,446.60
                                                              --------------
               Total expenses                                 $  130,612.12
                                                              ==============

     None of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

    (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from July 25, 2000 through September 30, 2001 were $249,547.88. During the third quarter of 2001 $500,000.00 was paid for the purchase of the assets of Tradius Corporation. The purchase price consisted of $100,000.00 cash and 66,667 shares of Common stock valued at $400,000.00. As of September 30, 2001, the net offering proceeds less amounts used in business acquisitions and operations were held by the Company in its cash accounts, pending future application.