Form 10KSB
period 2001-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2002-04-01
CIK 1097430

<FILENAME>ims1231200210ksb.txt
<DEXCRIPTION>FORM 10-KSB

    As filed with the Securities and Exchange Commission on March 31, 2002
===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

(Mark One)

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2001

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ___________ to ___________

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X[   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's consolidated revenues for its most recent fiscal year: $2,526,275

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2001:

$3,767,778 (calculated at $6.00 per share, the initial public offering price)

Number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2001:

         2,440,163 shares of Common Stock, par value $0.0001 per share

                      DOCUMENTS INCORPORATED BY REFERENCE
                                    None

===============================================================================

                                      PART I

   In this report, "IMS","The Company","we", "us" and "our" refer to the Registrant, International Monetary Systems, Ltd., a Wisconsin corporation, and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

   International Monetary Systems, Ltd. was incorporated in 1988 under the laws of the State of Wisconsin. The Company acquires, owns, manages and operates trade exchanges and other related businesses.

   Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 4,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume. We currently conduct our business operations in the United States and Canada.

   Our corporate headquarters mailing address is 16901 West Glendale Drive, P.O. Box 510305, New Berlin, Wisconsin 53151, and our telephone numbers are
(800) 236-8104 and (262) 780-3640; the telephone number for our primary facsimile line is (262) 780-3655. Our Internet addresses are www.internationalmonetary.com and www.ctebarter.com.

The Modern Barter Industry

   The modern barter industry took shape in its current form in 1969 with the creation of the first retail barter exchange. Currently there are an estimated 250 barter system firms - including several with multiple licensees - operating in the United States and Canada. These exchanges provide services that involve an estimated 200,000 member companies.

   Retail trade exchanges range in size from those operated by a single person from a small office to large firms operating out of multiple offices located over a wide area. The 35 largest commercial exchange firms handle approximately 50% of the estimated $700 million in transactions that flow through the barter system annually. Most trade exchanges are private companies that make extensive use of computers to track their members, match transactions, and provide necessary accounting.

   The National Association of Trade Exchanges and the International Reciprocal Trade Association are the two professional associations most active in the industry.

How Barter Works

   In a typical barter transaction, a member offers to sell products or services in return for the exchange's trade dollars, typically referenced as "T$", which are paid to the member by the purchaser in the transaction. For example, T$100 refers to $100 worth of trade dollars that are used to acquire a product or service priced at $100 in U.S. currency. If the purchase price is greater than the amount of earned trade dollars in the buyer's account, the exchange may grant a trade dollar line of credit to the buyer. Periodically, each member has to account for any deficit in its trade account just as it would with a conventional loan or other credit facility.

   As compensation for providing its services, the trade exchange generally charges a one-time membership fee, monthly maintenance fees and/or a percentage of the price of each transaction (usually 10% to 12%). These fees are typically paid by the member to the trade exchange in cash.

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

Advantages and Disadvantages

   Barter offers a number of advantages to those who utilize it. A principle advantage to trade exchange members is referred to as "barter leverage".
This refers to the fact that the typical barter exchange member is purchasing a product or service in exchange for its own product or service. Consequently, each purchase results in a probable sale. And since the actual cash cost of producing the product or service is typically less than its retail sale price, a person utilizing barter is actually purchasing for a real cash cost that is only a fraction of the price of the product or service purchased. In effect, the barter exchange member buys at wholesale, but sells its own goods or services at retail. Frequently, the member will charge a higher price for barter than for cash to cover the charges due to the trade exchange. However, the benefit to the person bartering for the product or service is still significant as a result of the purchase being accomplished through barter.

   For example, a trade exchange member may incur a $1,000 cash cost to produce a product or to purchase it at wholesale. If the member then barters this product for a good or service priced at $1,500, representing the retail price at which it is normally sold, the member has effectively bought the good or service for a cost of only $1,000 in cash. Barter leverage is particularly effective in the case of products that have become hard to sell. Rather than write down their value, the producer may be able to secure full value by bartering them through the trade exchange. Barter leverage works most effectively when trading for something that is perishable, such as hotel rooms or airline tickets. Once the hotel room lies vacant or the airline seat is unfilled for a flight, its value is lost forever. In those cases, exchange of the room or seat in barter offers an effective way to gain value from something that would otherwise have been rendered worthless. Due to barter leverage, the value of barter to exchange members will more than likely offset the fees charged by the barter exchange.

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

International Monetary Systems, Ltd.

   International Monetary Systems, Ltd. (IMS) is a holding company that currently has three operating subsidiaries: Continental Trade Exchange, Ltd., the CTE barter system which operates in the United States; Continental Trade Exchange of Canada, Ltd., which services the CTE Canadian barter clients; and JM Graphics, a printing pre-press company located in New Berlin, Wisconsin.

The Continental Trade Exchange Barter Network

   As a leader in the barter industry, Continental Trade Exchange has created a network of more than 4,000 businesses who regularly trade their goods and services with each other. Through their participation in our barter program, these companies are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. CTE functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system. In addition, we act as a principal in certain transactions in which we acquire products, fine art, real estate and other commodities that are either held as investments or sold at a profit. This allows us to fulfill one of the Company's objectives which is long-term equity building.

   To provide clients with a flexible and effective means of trading, Continental Trade Exchange has created an alternative monetary system with its own unique currency. Upon enrolling in the program, each member is assigned a barter account (much like a traditional bank account) through which it receives CTE trade dollars system. Under the T.E.F.R.A. act of 1982, we are required to report all barter sales to the IRS on magnetic media. For accounting and tax purposes, the IRS has ruled that trade dollars are treated the same as cash. Accordingly, the Company may in any period report significant revenue, profits and increases in net assets from transactions denominated in CTE trade dollars or other non-cash consideration.

   The CTE barter system began operations in July of 1985 and has had a record of consistent and steady growth. This growth has been generated both internally and through the acquisition of other barter networks. As we have continued to add new members to the system, we have witnessed a compounded annual growth rate of approximately 15% per year for the past decade. During that same period, we have also acquired seven independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that we believe will enable us to achieve and maintain a dominant market position. We believe that a dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

   Several of those acquisitions were consummated during 2001. In April, IMS purchased the assets and client base of Trade Systems Interchange (TSI), a barter network located in Rohnert Park, California. TSI has been servicing businesses and professional people in Sonoma County and the Greater San Francisco Bay area since 1983. At the same time, Danny Weibling, one of the former owners of TSI and a certified public accountant, was appointed Treasurer and Chief Financial Officer of International Monetary Systems, Ltd. Also in April, the Company incorporated a new Canadian barter division: Continental Trade Exchange of Canada, Ltd. As its initial venture, CTE of Canada opened offices in Ottawa and Durham, Ontario. Then, On September 1, 2001, IMS acquired the client base, web technology, and other assets of Tradius Corporation of San Jose, California. The client base exceeded 1,000 registered business members in the Silicon Valley and Central Coast regions of California. The Company has moved the hosting of the online-payment-system website to its corporate headquarters building in New Berlin, WI. With the addition of Tradius' clients, IMS has expanded its Continental Trade Exchange membership base to more than 4,000 clients who are served out of eight offices in the U.S. and Canada.

Other Related Businesses

   In addition to expanding our Continental Trade Exchange, we intend to acquire other related businesses that synergize with and enhance the barter network. Our first step in this direction occurred in April of 2001, when we purchased JM Graphics, Inc., a pre-press and graphics company located in New Berlin, Wisconsin. JM Graphics has been operating for eight years and has established a good reputation among printers, publishers and others who use their services.


ITEM 2. DESCRIPTION OF PROPERTY.

   Our company's executive offices and principal operating facilities - including the JM Graphics operation - occupy 10,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMS. Rent and other terms of our lease, which expires September 30, 2002, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease
(1) 1,600 square feet of office space at 2300 Green Bay Road, North Chicago, Illinois, (2) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (3) 2,200 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (4) 300 square feet of office space at 2033 Gateway Place, San Jose, California, and (5) 300 square feet of office space at 190 Elizabeth Street East, Durham, Ontario, Canada. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and are each on a month-to-month basis. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.


ITEM 3. LEGAL PROCEEDINGS.

   There are no material pending legal proceedings involving IMS or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) There currently is no trading market for our Common Stock. Our initial public offering was concluded on December 31, 2001, and we expect our market maker to soon file Form 211 which will enable our Common Stock to be quoted on the NASD's OTC Bulletin Board.

   As of December 31, 2001, the approximate number of holders of record of our Common Stock was 127.

   (b) Pursuant to Securities Act Rule 463, the information required by Item 701(f) of Regulation S-B is included on Schedule A to this report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

   Results of Operations

   Gross Revenue. Our consolidated gross revenues consist of (1) income from the Continental Trade Exchange division in the form of: (a) transaction fees on all client barter sales; (b) monthly maintenance fees; (c) membership set-up fees;
(d) proceeds from the sale of merchandise from our own inventory and of dining or gift certificates, also known as "scrip"; (e) other miscellaneous revenue; and (2) income from our JM Graphics pre-press division. Clients are billed monthly for the fees in the CTE barter system, and we have an excellent record of collections on our receivables. JM Graphics customers are billed at the completion of their jobs. Terms are 2% 10 days, net 30 days.

   During the calendar year ending on December 31, 2001, CTE processed $15,870,000 in barter transactions which generated revenues of $1,945,030. This compared to the year 2000 figures of $12,100,000 in barter transactions that produced revenues of $1,568,200. Total barter transactions for 2001 showed an increase of 31% over those for year 2000. In the same comparable period, revenues increased by 24%. For the last nine months of 2001, the JM Graphics division produced revenues of $581,245, giving International Monetary Systems, Ltd. total gross income of $2,526,275 for the year, compared to income of $1,568,200 for 2000, an increase of 61%.

   Most of the increased revenue was a result of the acquisitions of trade exchanges and the JM Graphics company which were made during 2001.

   Operating Expenses. For 2001, operating expenses increased by $448,520 or 29% over 2000.

   All additional operating expenses were a result of the acquisitions made during 2001. And though IMS now has more employees than it had in the past, the personnel needed to operate the acquired offices has been reduced from the number of employees that were there under previous management. The result of these economies of scale was an increased profit for the year.

   In 2001, payroll expenses increased by $233,907 or 24% over 2000. Occupancy expenses increased only slightly in relation to the number of offices added, from $131,977 in 2000 to $159,497 in 2001 or 21%. Selling and other expenses increased by $85,538 or 49%.

   General and administrative expenses increased by 35% from $288,256 in 2000 to $390,141 in 2001.

   Net Income. For the calendar year ending December 31, 2001, IMS had earnings of $33,323 or $.01 per share compared to a loss of $9,804 or $.01 per share for the same period in 2000.

   Effects of Acquisitions. During fiscal 2001, we incurred extraordinary charges associated with the acquisition of JM Graphics Inc. and Tradius Corporation plus the startup of our new Canadian division. These extraordinary charges, which resulted from the integration of the operations of those firms into our business, were not itemized separately. In the future, as we continue to acquire additional trade exchanges or other businesses, we expect to incur extraordinary charges in connection with the integration of those acquired operations.

   Though we have not acquired businesses other than barter exchanges in the past, in April of 2001, we purchased JM Graphics, Inc., a pre-press and graphic design company. When acquiring unrelated businesses such as JM Graphics, we may incur costs associated with hiring and training personnel, as well as "learning costs" associated with entering new lines of business. And while these types of charges may depress earnings in the period following the acquisition, we intend to make acquisitions and incur charges only when these have the projected effect of enhancing our ability to earn and retain profits in the long run. For example, in the case of JM Graphics, the business was losing substantial amounts of money - having lost more than $57,000 in the first quarter of 2001 - before we took over the operation. Because we were able to decrease the overhead and create several economies of scale, we reduced that loss to $25,000 in the second quarter, $6,000 in the third quarter, and had a profit of more than $38,000 in quarter number 4, providing us with a net profit of $7,577 for the nine months during which we operated the company. Similarly, Tradius Corporation had previously committed its efforts to developing its website and had invested substantial amounts of capital in IT personnel. When International Monetary Systems, Ltd. acquired this operation, we reinstituted the traditional barter system methodology of assigning trade brokers, or customer service representatives, to the clients while, at the same time, eliminating the technology people, thereby reducing costs and simultaneously increasing revenues. Because our Canadian division was a virtual startup, we incurred losses for the first several months of operations. But in spite of that slow start, by the end of the year, CTE of Canada had a net operating profit of $19,643.

   We believe that each of these divisions will continue to operate profitably in the future. But as stated above, most future acquisitions may have temporary detrimental effects on earnings, as we integrate those operations into our business.

Financial Condition

   Liquidity; Commitments for Capital Resources; and Sources of Funds

   Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees, transaction processing charges, profits from our own trading activities, and the proceeds from pre-press work done by our JM Graphics division. We anticipate that our principal source of liquidity during the next year will be cash from operations. We believe that cash from operations alone will be adequate to provide for our liquidity needs for the next year and on a continuing basis thereafter.

   We do not currently have any major capital commitments. For example, we are not currently obligated to purchase any trade exchanges or other businesses; however, we intend to continue to seek opportunities to acquire exchanges and related companies.

   From June 10, 1998 to September 30, 1999, we conducted a private placement of investment units, each unit consisting of two shares of common stock at the price of $3.00 per share plus a warrant to purchase one share of common stock at the price of $4.00 per share. Subsequently, we split our shares two for one. We raised a total of $246,719 net of expenses in the placement. In addition, the investors received warrants which entitled them to purchase up to 56,076 shares of common stock at the price of $4.00 (adjusted for the two for one stock split to the right to purchase 112,152 shares at $2.00 per share). If exercised, these warrants will increase our equity by $224,304.

   Changes in Assets and Liabilities

   During 2001, our cash on hand was reduced from $231,704 at the end of year 2000 to $46,663 as of December 31, 2001. The decrease in cash was a result of down payments that were made in the acquisitions of Trade Systems Interchange ($40,000), Tradius Corporation ($100,000), JM Graphics, Inc. ($42,929), and the startup costs of our Canadian division ($13,500).

   Accounts receivable and inventory increased from 2000 to 2001, by $338,737 and $7,720, respectively. Our earned trade dollar account increased by $35,667 from 2000 to 2001, due primarily to substantially increased earnings from trade fees. Trade operating expenses also increased, but not at the pace of the earnings. As a result of these changes, our total current assets increased by $197,083 or 28% for 2001 as compared to 2000. Fixed assets increased by $443,436 or 158% from 2000 to 2001, primarily because of equipment acquired in the acquisitions of JM Graphics and Tradius Corporation. From 2000 to 2001, our total assets increased $912,823 or 100% from $911,868 at December 31, 2000 to $1,824,691 at December 31, 2001.

   Current liabilities increased by $252,063 or 244.6% from 2000 to 2001. Long-term debt increased by $236,976 or 184.7% during the same period. The primary reason for these increases was the liabilities assumed in the acquisition of JM Graphics, Inc. As a result, the debt to equity ratio increased from 34% in 2000 to 65% in 2001.

   Common stock and paid in capital increased 65% from 2000 to 2001, from $737,154 to $1,127,615, principally as a result of additional funds received from our public offering of common stock and the acquisitions made during 2001. Our retained earnings deficit decreased by 59% from 2000 to 2001, from $56,591 to $23,268, as a result of the net profit of $33,323 for fiscal 2001.


ITEM 7. FINANCIAL STATEMENTS.

   Our consolidated financial statements and related notes, and the report of Smith & Gesteland LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-16.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; FINANCIAL DISCLOSURE.

Executive Officers and Directors

   The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMS, as of December 31, 2001.

Name                            Age                      Position
----                            ---                      --------
Donald F. Mardak                 65                      Chief Executive Officer, President and Director
John E. Strabley, Jr.            38                      Executive Vice President and Director
Dale L. Mardak                   41                      Vice President and Director
Danny W. Weibling                53                      Treasurer and Chief Financial Officer
Judy E. Mardak                   61                      Corporate Secretary and Office Manager

   Donald F. Mardak has been the Chief Executive Officer, President and a director of IMS since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company", a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Mr. Mardak is a two-term president of NATE, the National Association of Trade Exchanges (1995-96 and 1999-2000) and served on the board of directors of the organization for seven years. NATE is the principal barter industry trade association.

   Judy E. Mardak has been Secretary of IMS since our inception in 1988. In 1988, she joined Continental Trade Exchange, Ltd. as Office Manager and head bookkeeper. In 1990, she became the first Continental Trade Exchange, Ltd. trade broker, and in 1991 she was named to the position of Trade director, a position that she held until 1995. Mrs. Mardak continues to serve as our Office Manager.

   John E. Strabley, Jr. has been the Executive Vice President of IMS since 1992 and a director since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager and, in August of that year, was appointed as Vice President of Continental Trade Exchange and IMS. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry's highest designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley became a director of both Continental Trade Exchange, Ltd. and IMS.

   Dale L. Mardak has been Vice President of IMS since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and IMS. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker.

   Danny W. Weibling is a Certified Public Accountant and, along with his wife Lisa, was the former owner of Trade Systems Interchange, the Rohnert Park, CA barter network that IMS acquired in April of 2001. Mr. Weibling is also the developer and programmer of TradeWorks, the barter industry's finest software program, and he served six years as treasurer of the National Association of Trade Exchanges. He became Treasurer and Chief Financial Officer of IMS in April of 2001.

   Donald F. and Judy E. Mardak are husband and wife. John E. Strabley, Jr. is their son-in-law, and Dale L. Mardak is their son. Kimberly A. Strabley, the daughter of Donald F. and Judy E. Mardak and the wife of John E. Strabley, Jr., is also employed by us as travel director and reciprocal accounts manager.

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

   The treasurer and chief financial officer of IMS, Danny W. Weibling, did not timely file Form 3 upon becoming an executive officer of the registrant to initially report his ownership of securities of the registrant, or Form 4 thereafter to report certain option grants. Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr., all of whom are executive officers and directors of IMS, did not, respectively, timely file Form 4 to report certain option grants. None of the foregoing persons timely filed Form 5 for the year ended December 31, 2001 to report holdings as of that date. Forms 5 have been filed by Danny W. Weibling, Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr. concurrently with this report to correct the foregoing deficiencies.

   Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMS believes that, apart from the matters described in the preceding paragraph, there was compliance for the fiscal year ended December 31, 2001 with all Section 16(a) reports filed by them.


ITEM 10. EXECUTIVE COMPENSATION.

   Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 1999, 2000 and 2001, respectively. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this report as "named executive officers". Because no other executive officer of our company was paid more than $100,000 for any of our last three fiscal years, only the compensation paid by us to our Chief Executive Officer is included in the table,

                                                            Annual Compensation
                                                      ------------------------------       All Other
             Name and Principal Positions             Year     Salary($)    Bonus($)      Compensation($)
             ----------------------------             ----     ---------    --------      ---------------
Donald F. Mardak . . . . .. . . . . . . . . . . . . . 2001      121,000        --              ---
   Chief Executive Officer and President              2000      122,000        --              ---
                                                      1999       90,000        --              ---

   Options Grants in the Last Fiscal Year. Options covering 12,000 shares of common stock, exercisable for five years commencing April 1, 2003 at $6.00 per share, were granted to our Chief Executive Officer, our only named executive officer, for our fiscal year ended December 31, 2001. Also see Item 12, "Certain Relationships and Related Transactions", below, for additional information concerning the foregoing option grant.

   Option Exercises in 2001 and Aggregate Option Values at December 31, 2001. No options were exercised by our Chief Executive Officer, our only named executive officer, during fiscal 2001. As of December 31, 2001, 15,000 unexercised options that were issued in 1999 plus the 12,000 unexercised options, described above, were held by our Chief Executive Officer.

Directors' Compensation

   Our directors are not compensated for acting as directors, nor are they reimbursed for expenses related to their service as directors.

Employment Agreements

   As of October 19, 2000, we entered into employment agreements with Donald
F. Mardak, our president, and Dale L. Mardak and John E. Strabley, Jr., our vice presidents, pursuant to which these employees will receive annual base salaries of $120,000, $60,000 and $65,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer in his discretion. On April 1, 2001, Danny W. Weibling, our Treasurer and Chief Financial Officer also entered into an employment agreement, pursuant to which he will receive an annual base salary of $65,000 plus bonuses and increases for additional company acquisitions. Each such contract is for an initial term of three years, commencing as of November 1, 2000 for Messrs. Mardak, Mardak and Strabley and as of April 1, 2001 for Mr. Weibling. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMS or the employee. These persons are entitled to receive, at no cost, employee benefits which are the same as, or substantially equivalent to, those generally provided to our officers. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, own, have a proprietary interest of any kind in, be employed by, or serve as a consultant to or in any other capacity for any firm located within a 50-mile radius of any IMS office, which is in the business of owning and/or operating a barter exchange or other business which competes with us. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMS.

Limitation of Liability and Indemnification

   Our bylaws provide for the elimination, to the fullest extent permissible under Wisconsin law, of the liability of our directors to us for monetary damages. This limitation of liability does not affect the availability of equitable remedies such as injunctive relief. Our bylaws also provide that we shall indemnify our directors and officers against certain liabilities that may arise by reason of their status for service as directors or officers, other than liabilities arising from certain specified misconduct. We are required to advance their expenses incurred as a result of any proceeding against them for which they could be indemnified, including in circumstances in which indemnification is otherwise discretionary under Wisconsin law. At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of our company in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2001, by:

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

                                                                                        Shares beneficially owned
                                                                                         as of December 31, 2001
                                                                                        -------------------------
Name and Address of Beneficial Owner                                                      Number       Percent
------------------------------------                                                    -----------    -------
Donald F. Mardak (1)................................................................     1,451,000       58.4%
13470 W. Fountain Drive
New Berlin, WI 53151
Dale L. Mardak (2) .................................................................       140,000        5.6%
5815 S. Vista Drive
New Berlin, WI 53146
John E. Strabley, Jr. (3)...........................................................        77,000        3.1%
28440 Joanie Lane
Waterford, WI 53185
Danny W Weibling (4)................................................................        17,500        0.7%
4497 Heath Circle
Rohnert Park, CA 94928
All directors and executive officers
   as a group (4 persons)...........................................................     1,698,000       67.8%


---------------
(1) Does not include 45,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does include 15,000 shares subject to options exercisable within 6 months.

(2) Does not include 700 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does include 12,000 shares subject to options exercisable within 6 months.

(3) Does not include 100,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership. Does include 12,000 shares subject to options exercisable within 6 months.

(4) Does not include 12,500 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does include 5,000 shares subject to options exercisable within 6 months.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Certain Transactions

   We currently lease our executive offices and principal operating facilities, consisting of 10,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr., officers and directors of our company, under a triple net lease which commenced in October, 1999 and expires September 30, 2002. For the fiscal years ended December 31, 2000 and 2001, we made rental payments $54,000 each year to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

   On July 17, 2000, we granted options to purchase common stock, exercisable for five years, commencing January 1, 2002, at $3.00 per share, to certain of our executive officers, directors and their affiliates, as follows: Donald F. Mardak - 15,000; John E. Strabley, Jr. - 12,000; Dale L. Mardak - 12,000;
Judy E. Mardak - 10,000; and Kimberly A. Strabley - 10,000. On August 26, 2000, we granted options to purchase 5,000 shares of common stock exercisable for five years, commencing September 1, 2001 to Danny W. Weibling and Alesia Peters, respectively. On December 21, 2001, we granted options to purchase common stock, exercisable for five years, commencing on March 1, 2003 to certain of our executive officers, directors and their affiliates, as follows: Donald F.
Mardak - 12,000; John E. Strabley, Jr. - 10,000; Dale Mardak - 10,000; Danny W. Weibling - 10,000; Judy E. Mardak - 8,000; Kimberly A Strabley - 8,000; and Alesia Peters - 8,000.

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

   Kranitz and Philipp, our securities counsel, are also counsel to Liss Financial Services, the managing placement agent in our recent initial public offering of the company's stock. We will be represented by other independent counsel in all instances, including securities law matters, where our interests are deemed to conflict with those of the managing placement agent.

ITEM 13. REPORTS ON FORM 8-K.

   Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTERNATIONAL MONETARY SYSTEMS, LTD.



     Dated:  March 31, 2002                  By:      /s/ DONALD F. MARDAK
                                             -----------------------------------
                                                  Donald F. Mardak, President
                                                 (Principal Executive Officer)




     Dated:  March 31, 2002                  By:      /s/ DANNY W. WEIBLING, CPA
                                             -----------------------------------
                                                 Danny W. Weibling, Treasurer
                                                 (Principal Financial Officer)



   In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


          SIGNATURE                       TITLE                       DATE

    /s/ DONALD F. MARDAK        Chief Executive Officer,         March 31, 2002
-----------------------------     President (Principal
      Donald F. Mardak             Executive Officer)
                                      and Director

     /s/ DALE L. MARDAK              Vice President              March 31, 2002
-----------------------------         and Director
       Dale L. Mardak


  /s/ JOHN E. STRABLEY, JR.     Executive Vice President         March 31, 2002
-----------------------------         and Director
    John E. Strabley, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants ...................  F-1

Financial Statements:

Consolidated Balance Sheets at December 31, 2001 and 2000 ............  F-2

Consolidated Statements of Income for the years ended
         December 31, 2001 and 2000 ..................................  F-4

Consolidated Statements of Changes in Stockholder Equity
         for the years ended December 31, 2001 and 2000 ..............  F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2001 and 2000 ..................................  F-6

Notes to Consolidated Financial Statements ...........................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin


   We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd., and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly the consolidated financial position of International Monetary Systems, Ltd., and subsidiaries at December 31, 2001 and 2000, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Madison, Wisconsin                              /s/ SMITH & GESTELAND, LLP
February 13, 2002                                   SMITH & GESTELAND, LLP

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                               2001            2000
                                                             ---------       ---------
             ASSETS

Current assets
   Cash                                                     $   46,663      $  231,704
   Accounts receivable, net of allowance for doubtful
     accounts of $119,844 in 2001 and $30,832 in 2000          543,711         204,974
   Earned trade account                                        197,749         162,082
   Inventory                                                   113,705         105,985
                                                             ---------       ---------
        Total current assets                                   901,828         704,745
                                                             ---------       ---------
Property and equipment
   Leasehold improvements                                       27,219
   Furniture and equipment                                     696,445         280,228
                                                             ---------       ---------
                                                               723,664         280,228

      Less accumulated depreciation                           (254,602)       (174,678)
                                                             ---------       ---------
        Net property and equipment                             469,062         105,550
                                                             ---------       ---------
Other assets
   Membership lists                                            266,806
   Goodwill                                                    133,860          46,866
   Investment in real estate                                    38,000          38,000
   Deferred income taxes                                                         6,607
   Deposits                                                     15,135          10,100
                                                             ---------       ---------
        Total other assets                                     453,801         101,573
                                                             ---------       ---------
        Total assets                                        $1,824,691      $  911,868
                                                             =========       =========

      The accompanying notes are an integral part of the financial statements.

                                                               2001            2000
                                                             ---------       ---------
             LIABILITIES

Current liabilities
   Accounts payable                                         $  146,253      $   34,781
   Payroll and payroll taxes                                    59,492          45,088
   Sales taxes                                                   1,799           4,004
   Accrued income taxes                                         10,239
   Current portion of long-term debt                           137,308          19,155
                                                             ---------       ---------
        Total current liabilities                              355,091         103,028
                                                             ---------       ---------
Long-term liabilities
   Capital leases                                               13,033
   Notes payable                                               281,530          85,617
   Notes payable to stockholder                                 70,690          42,660
                                                             ---------       ---------
        Total long-term liabilities                            365,253         128,277
                                                             ---------       ---------
        Total liabilities                                      720,344         231,305
                                                             ---------       ---------
             STOCKHOLDER EQUITY

Common stock, $.0001 par value                                     244             233

Paid in capital                                              1,127,371         736,921

Retained earnings (deficit)                                    (23,268)        (56,591)
                                                             ---------       ---------
        Total stockholder equity                             1,104,347         680,563
                                                             ---------       ---------
        Total liabilities and stockholder equity            $1,824,691      $  911,868
                                                             =========       =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                           2001              2000
                                                        -----------       -----------
Income
  Gross revenue                                         $ 2,526,275       $ 1,568,200

  Cost of sales                                             467,150            14,641
                                                        -----------       -----------
        Net revenue                                       2,059,125         1,553.559
                                                        -----------       -----------
Expenses

  Payroll, related taxes and employee benefits            1,200,025           966,118

  General and administrative                                390,141           288,586

  Occupancy                                                 159,497           131,977

  Selling                                                   219,659           150,464

  Other                                                      39,634            23,291
                                                        -----------       -----------
        Total expenses                                    2,008,956         1,560,436
                                                        -----------       -----------
Income (loss) before income taxes                            50,169            (6,877)

Income tax expense                                           16,846             2,927
                                                        -----------       -----------
        Net income (loss)                              $     33,323      $     (9,804)
                                                        ===========       ===========
        Basic earnings (loss) per common share         $       0.01      $      (0.01)

        Diluted earnings (loss) per common share               0.01             (0.01)


      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                                         Common Stock                             Retained           Total
                                                   --------------------------      Paid in        Earnings        Stockholder
                                                      Shares         Amount        Capital        (Deficit)          Equity
                                                   ------------    ----------   -------------    ----------      -------------
                  2000
------------------------------------------
Balance December 31, 1999                           2,136,704       $    214       $ 538,305       $  (46,787)      $491,732

Net loss for 2000                                                                                      (9,804)        (9,804)
Stock offerings, net of costs                         194,348             19         198,616                         198,635
                                                   ----------       --------       ---------       ----------     ----------
Balance December 31, 2000                           2,331,052            233         736,921          (56,591)       680,563

                 2001
------------------------------------------
Net income for 2001                                                                                    33,323         33,323
Stock offering                                         12,444              1          74,663                          74,664
Expenses of stock offering                                                          (109,203)                       (109,203)
Shares issued in conjunction with
  acquisition of businesses                            96,667             10         424,990                         425,000
                                                   ----------       --------       ---------       ----------     ----------
Balance December 31, 2001                           2,440,163      $     244      $1,127,371       $  (23,268)    $1,104,347
                                                   ==========       ========       =========       ==========     ==========


Common stock authorized was 20,000,000 shares at December 31, 2000 and 2001.


      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                    2001            2000
                                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  33,323       $  (9,804)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                91,867          38,988
       Deferred income taxes                                         6,607           2,927
       Changes in assets and liabilities:
          Accounts receivable                                     (166,151)        (31,424)
          Earned trade account                                     (35,667)        (89,610)
          Inventory                                                 (1,720)        (16.300)
          Security deposits                                         (2,547)          1,500
          Accounts payable                                          76,425          10,675
          Payroll and payroll taxes                                    523           2,481
          Sales taxes                                               (2,205)          2,057
          Accrued income taxes                                      10,239            (594)
                                                                 ---------       ---------
        Net cash provided by (used in) operating activities         10,694         (89,104)
                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions                                           (202,585)
  Capital expenditures                                            (225,649)        (54,464)
  Purchase of investment in timeshare                                              (12,000)
                                                                 ---------       ---------
        Net cash used in investing activities                     (428,234)        (66,464)
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings of debt                                           225,975          52,707
  Net borrowings for capital leases                                 13,033
  Net borrowings from shareholder                                   28,030          34,425
  Proceeds (net costs) from issuance of stock                      (34,539)        198,635
                                                                 ---------       ---------
        Net cash provided by financing activities                  232,499         285,767
                                                                 ---------       ---------
        Net increase (decrease) in cash                           (185,041)        130,199

Cash at beginning of period                                        231,704         101,505
                                                                 ---------       ---------
Cash at end of period                                            $  46,663       $ 231,704
                                                                 =========       =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                         $  39,783       $  13,822

SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Businesses acquired for stock                                $ 425,000       $
    Businesses acquired for debt                                    88,071
    Net liabilities assumed in acquisition                          19,413





      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

          A.   ORGANIZATION

               International Monetary Systems, Ltd. (IMS - the company), is a holding company located in New Berlin, Wisconsin with three wholly-owned operating subsidiaries. Continental Trade Exchange, Ltd. (CTEL) operates a barter industry trade exchange business in the United States. Continental Trade Exchange of Canada, Ltd. (CTE-Canada) operates a barter trade exchange business primarily in Ontario, Canada. JM Graphics, Inc. (JMG) operates a pre-press company in New Berlin, Wisconsin. During 2001, Continental Trade Exchange of Illinois, Inc. was merged into Continental Trade Exchange, Ltd.

          B.   ACQUISITIONS

               In April 2001, CTEL purchased the assets of Trade Systems Interchange, a barter trade exchange located in Rohnert Park, California for $125,000 payable $40,000 in cash, $60,000 in notes, and $25,000 in stock. The acquisition included $75,000 for membership lists.

               In April 2001, IMS created a new Canadian corporation, Continental Trade Exchange of Canada, Ltd., through which it has started up a new barter trade exchange with two offices in Ontario, Canada.

               In April 2001, IMS purchased the stock of JM Graphics, Inc., a pre-press company located in New Berlin, Wisconsin for $71,000 and assumption of liabilities in excess of assets of $19,413, thereby recognizing goodwill of $90,413.

               On September 2, 2001, CTEL purchased the assets of Tradius Corporation, a barter trade exchange located in San Jose, California for $100,000 cash and $400,000 in stock. The acquisition included $200,000 for membership lists.

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

          I.   PROPERTY AND EQUIPMENT

               Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated methods over the estimated useful lives of five to thirty-nine years.

          J.   BUSINESS COMBINATIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

               In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and establishes the specific criteria for the recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to impairment tests at least annually. SFAS No. 142 will be effective for the company on January 1, 2002. However, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001, were immediately subject to the amortization provisions of SFAS No. 142. Upon adoption of SFAS No. 142, the company estimates the elimination of goodwill amortization will positively impact net income by approximately $10,000 annually.

               Membership lists of barter exchange customers are being amortized on a straight line basis over fifteen years.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          L.   CONCENTRATIONS OF CREDIT RISK

               The company grants credit to its customers, substantially all of whom are members of the Continental Trade Exchange barter network located in eastern Wisconsin and northern Illinois, California, and Ontario, Canada; and pre-press customers located in eastern Wisconsin. The company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

          M.   ADVERTISING

               Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $29,624 and $39,002 for the years ended December 31, 2001 and 2000, respectively.


NOTE 2 -  PROPERTY AND EQUIPMENT

                                                                             Accumulated
                                                             Cost           Depreciation
                                                         -------------     ----------------
                  Balance January 1, 2000                $    225,764       $    139,440
                  Additions during 2000                        54,464
                  Depreciation expense for 2000                                   35,238
                                                         -------------      -------------
                  Balance December 31, 2000                   280,228            174,678
                  Additions during 2001                       443,436
                  Depreciation expense for 2001                                   79,924
                                                         -------------      -------------
                  Balance December 31, 2001              $    723,664       $    254,602
                                                         =============      =============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  NOTES PAYABLE - LONG-TERM

          A subsidiary of the company (CTEL) has a revolving line of credit with Bank One in the amount of $50,000, with a final maturity of May 5, 2005. Amounts drawn and outstanding were $45,778 and $36,802 as of December 31, 2001 and 2000, respectively. Monthly payments are due based on the greatest of accrued interest, $250 or 3% of the total amount outstanding. Interest is computed at prime plus 3% (8.0% as of December 31, 2001).

          CTEL has an additional business line of credit with Wells Fargo Bank in the amount of $90,000. The line has no maturity date. The balance outstanding was $70,030 and $44,817 as of December 31, 2001 and 2000, respectively. Monthly payments are based on 2% of the outstanding balance. Interest is computed at prime plus 4.75% (9.75% as of December 31, 2001).

          CTEL, in connection with its acquisition of Trade Systems Interchange, has a loan payable to DWW Software in the amount of $60,000, with no specified maturity date. The balance outstanding was $57,503 as of December 31, 2001. Quarterly payments of $5,000 of principal plus interest are due until the balance is paid. Interest is computed at 9%. The owner of DWW Software is also a shareholder in the company.

          A subsidiary of the company (JMG) has a business loan with M&I Marshall & Ilsley Bank, with a final maturity date of May 1, 2004.
          The balance outstanding was $48,228 as of December 31, 2001. Monthly payments of $1,847 of principal and interest are due until the balance is paid. Interest is computed at 8.5%.

          JMG also has a $100,000 loan payable to Joseph Lekan, the former owner of JM Graphics, Inc., arising from the company's purchase of JMG during April 2001. The balance outstanding was $95,000 as of December 31, 2001. Quarterly payments of $5,000 plus interest are payable with a maturity date of March 15, 2005, at which time any unpaid amount is due. Interest is computed at 9%.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  NOTES PAYABLE - LONG-TERM (continued)

          CTEL has business lines of credit with several credit card companies in the aggregate amount of $131,500. Balances outstanding on the credit lines were $67,605 as of December 31, 2001. Monthly payments approximate $1,000. Interest rates range from 8.99% to 21.99%.

                                                   Balance
                                                    as of
                                                 December 31,         Current         Long-Term
                                                     2001             Portion          Portion
                                               -----------------   --------------   --------------
          Bank One                             $      45,778       $    11,295      $    34,483
          Wells Fargo                                 70,030             8,890           61,140
          Credit cards                                67,605            23,639           43,966
          DWW Software                                57,503            20,000           37,503
          M&I Marchall & Ilsley Bank                  48,228            18,790           29,438
          Joseph Lekan                                95,000            20,000           75,000
          Stockholders                                86,192            15,502           70,690
          Capital leases                              32,225            19,192           13,033
                                                -------------      ------------     ------------
                    Total                       $    502,561       $   137,308      $   365,253
                                                =============      ============     ============

          The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

                                     2002                      $   137,308
                                     2003                          107,478
                                     2004                           76,963
                                     2005                           69,437
                                     2006                            5,165
                                   Thereafter                      106,210
                                                               ------------
                                                               $   502,561
                                                               ============



NOTE 4 -  NOTES PAYABLE TO STOCKHOLDER

          From time to time, the president and major shareholder of the company has loaned funds to the subsidiaries. There is no definite repayment schedule although management may elect to treat part or all as currently payable. Interest is payable quarterly based on a 9% annual rate.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  INCOME TAXES

          Income tax expense consists of the following components:

                                                                                         2001           2000
                                                                                     -----------    -----------
          Currently payable - foreign                                                $    8,271     $
          Currently payable - federal                                                     1,108
          Currently payable - state                                                         860
          Deferred
              Federal                                                                     4,076          1,963
              State                                                                       2,531            964
                                                                                     -----------    -----------
                    Total expense                                                    $   16,846     $    2,927
                                                                                     ===========    ===========
          Deferred income tax assets are attributable to the
            tax benefits of net operating loss carryforwards as
            follows:
              Classified as a long-term asset                                                       $    6,607
                                                                                                    ===========


NOTE 7 -  STOCK OPTIONS

          During 2000, the company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted.

          Pursuant to the plan, options were granted to purchase shares at $3.00 per share as follows:


          Grant Date           First Exercise Date        Final Exercise Date          Shares
          ----------           -------------------        -------------------         --------
          July 17, 2000        January 15, 2002           July 17, 2005                 59,000
          July 26, 2000        August 1, 2001             July 26, 2005                 28,000
          July 26, 2000        September 1, 2001          July 26, 2005                  8,000
          July 26, 2000        December 1, 2001           July 26, 2005                 10,000
          July 26, 2000        April 1. 2002              July 26, 2005                  6,000
          August 26, 2000      September 1, 2001          August 26, 2005               10,000
          March 28, 2001       April 1, 2003              March, 28, 2006               20,000
          April 5, 2001        April 1, 2003              April 5, 2006                 15,000
                                                                                      --------
                    Total at $3.00 per share                                           156,000
                                                                                      ========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  STOCK OPTIONS (continued)

          Also during 2001, options were granted to purchase shares at $6.00 as follows:


          Grant Date           First Exercise Date        Final Exercise Date          Shares
          ----------           -------------------        -------------------         --------
          January 26, 2001     April 1, 2002              January 26, 2006             100,000
          December 21, 2001    March 1, 2003              December 21, 2006             48,000
          December 21, 2001    September 1, 2003          December 21, 2006             18,000
          December 21, 2001    October 1, 2003            December 21, 2006              4,000
          December 21, 2001    March 1, 2004              December 21, 2006              4,000
          December 21, 2001    April 1, 2004              December 21, 2006             30,000
          December 21, 2001    June 1, 2004               December 21, 2006              3,000
          December 21, 2001    October 1, 2004            December 21, 2006             16,000
                                                                                      --------
                    Total at $6.00 per share                                           223,000
                                                                                      ========

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -  RELATED PARTY TRANSACTIONS

          The company currently leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is 100% owned by officers and stockholders of the company. The lease commenced October 1, 1999, and expires September 30, 2002. Lease payments are $4,500 per month plus 50% of certain operating costs including insurance, utilities, maintenance and other-than-structural repairs, and 50% of increased real estate taxes over the 2000 taxes.


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          The company has various leases for office facilities and vehicles which are classified as operating leases. Total rent expense for all operating leases for 2001 and 2000 is summarized below:

                                                                           2001              2000
                                                                      --------------    --------------
               Office facilities on month-to-month leases             $      30,475     $      33,600
               Related party lease (see Note 7)                              54,000            54,500
               Rohnert Park, California                                      14,784
               San Jose, California                                           8,363
               Durham, Ontario, Canada                                        2,583
               Vehicle leases                                                28,586            31,623
                                                                      --------------    --------------
                                                                      $     138,791     $     119,723
                                                                      ==============    ==============

          Minimum future lease commitments as of December 31, 2001, are summarized as follows:

                                                                                Office
                                                                              Facilities        Vehicles
                                                                              ------------     ------------
                    Year ended December 31
                                2002                                           $   66,391       $   18,376
                                2003                                               20,028           13,638
                                2004                                               10,014            5,254

NOTE 9 -  EARNINGS PER SHARE

          Earnings per share are based on the weighted average number of shares outstanding for the year, restated for the two stock splits in 1999. Weighted average shares outstanding were 2,385,919 and 2,222,898 for 2001 and 2000, respectively. Common stock option shares have not been included due to their antidilutive effect.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENT

          On January 2, 2002, the board of directors of IMS authorized a six-for-one split of the company's stock.

                                   SCHEDULE A

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

     (f)(2) through (f)(4)(i): The offering commenced as of July 25, 2000, and terminated as of December 31, 2001.

     (f)(4)(ii): The managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

     (f)(4)(iii) through (f)(4)(iv): 1,150,000 shares of Common Stock were registered on Form SB-2, of which 1,000,000 are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,900,000; during the period from July 25, 2000 through December 31, 2001, an aggregate of 64,360 shares were sold in the Offering for an aggregate gross price of $380,160.00.

     (f)(4)(v): From July 25, 2000 through December 31, 2001, the Company incurred the following expenses in connection with the Offering:

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

     (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from July 25, 2000 through December 31, 2001 were $249,547.88. Approximately $179,054.00 was applied to fund acquisitions of other businesses, and the balance of net proceeds were allocated to working capital and used to support the business operations of the company.