Form 10QSB
period 2002-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2002-05-14
CIK 1097430

<SEQUENCE>1
<FILENAME>ims203310210qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002

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

                         Yes   X                No
                              ---                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.0001 Par Value -- 14,790,978 shares as of March 31, 2002.

INDEX                                                                                   PAGE NUMBER
                                                                                        -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - March 31, 2002                   2
                        and December 31, 2001

                      Condensed consolidated statements of income - Three months
                        ended March 31, 2002 and 2001                                          3

                      Condensed consolidated statements of cash flows - Three
                        months ended March 31, 2002 and 2001                                   4

                      Notes to condensed consolidated financial statements -
                        March 31, 2002                                                         5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                              6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                   6


Part II.  Other Information                                                                    7

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               March 31,          December 31,
                                                                 2002                 2001
                                                         -----------------    -----------------
             ASSETS
Current assets
    Cash                                                  $      80,037        $      46,663
    Accounts receivable, net                                    422,157              543,711
    Earned trade account                                        231,693              197,749
    Inventory                                                   134,280              113,705
                                                          --------------       --------------
          Total current assets                                  868,167              901,828
                                                          --------------       --------------
Furniture and equipment
    Furniture and equipment                                     726,602              723,664
       Less accumulated depreciation                           (280,732)            (254,602)
                                                          --------------       --------------
          Net furniture and equipment                           445,870              469,062
                                                          --------------       --------------
Other assets
    Membership lists                                            262,222              266,806
    Goodwill                                                    132,922              133,860
    Investment in real estate                                    38,000               38,000
    Other                                                        17,736               15,135
                                                          --------------       --------------
          Total other assets                                    450,880              453,801
                                                          --------------       --------------
          Total assets                                    $   1,764,917        $   1,824,691
                                                          ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                            $     264,859        $     283,561
    Other current liabilities                                    75,896               71,530
                                                          --------------       --------------
          Total current liabilities                             340,755              355,091
                                                          --------------       --------------
Long-term liabilities
    Notes payable to banks                                      294,114              294,563
    Notes payable to stockholders                                64,024               70,690
                                                          --------------       --------------
          Total long-term liabilities                           358,138              365,253
                                                          --------------       --------------
          Total liabilities                                     698,893              720,344
                                                          --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                      244                  244
Paid in capital                                               1,134,871            1,127,371
Retained earnings (deficit)                                     (69,091)             (23,268)
                                                          --------------       --------------
          Total stockholder equity                            1,066,024            1,104,347
                                                          --------------       --------------
          Total liabilities and stockholder equity        $   1,764,917        $   1,824,691
                                                          ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                          --------------------------------
                                                                2002              2001
                                                          --------------    --------------
Income

   Net revenue                                            $     665,446     $     498,482

   Cost of sales					        (94,143)         (189,534)
						          --------------    --------------
   Net revenue					                571,303           308,948
							  --------------    --------------
Expenses

   Payroll, related taxes and employee benefits                 358,461           238,664

   General and administrative                                   157,090            86,135

   Occupancy                                                     50,485            32,026

   Selling                                                       39,754            24,413

   Other                                                         11,336             1,328
                                                          --------------    --------------
         Total expenses                                         617,126           372,566
                                                          --------------    --------------
Loss before income taxes                                        (45,823)          (63,618)

Income tax benefit                                                    0           (14,240)
                                                          --------------    --------------
         Net loss                                         $     (45,823)    $     (49,378)
                                                          ==============    ==============
         Net loss per common share                        $        (.00)    $        (.00)

Weighted average common shares outstanding                   14,706,200        13,337,388

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                          --------------------------------
                                                             March 31,          March 31,
                                                               2002               2001
                                                          -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by (used in)
      operating activities                                $     53,142      $     (54,647)
                                                          -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (2,938)           (48,929)
    		                                          -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings of debt                                     (24,330)            13,823
    Proceeds related to issuance of stock	                 7,500	           52,015
		                                          -------------     --------------
    	Net cash provided by (used in)
          financing activities	                               (16,830)            65,838
							  -------------     --------------

	Net increase (decrease) in cash                         33,374            (37,738)

Cash at beginning of period                                     46,663            231,704
                                                          -------------     --------------
Cash at end of period                                     $     80,037      $     193,966
                                                          =============     ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2002

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.


The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the quarter ending March 31, 2002, gross revenue increased 33% to $665,446 compared to $498,482 for the first quarter of 2001. Net revenue increased 85% in the first quarter of 2002 to $571,303, up $308,948 from the same period of 2001. The increased revenue was a result of several acquisitions that were made during 2001: specifically, Trade Systems Interchange in Rohnert Park, CA, JM Graphics, Inc. in New Berlin, WI, Tradius Corporation in San Jose, CA, and the startup of our Canadian operation.

In the first quarter of 2002, the Continental Trade Exchange barter business had a profit of $31,633. The JM Graphics pre-press division had a loss of $34,083. Continuing our cost-reducing procedures for this division, the first quarter loss was reduced by approximately 40% from the loss suffered in the first quarter of 2001, before International Monetary Systems, Ltd. owned the business. In the quarter ending March 31, 2002, non-operating expenses related to the conclusion of our IPO plus consulting work for the preparation of the public trading of the Company's stock created additional expenses of $44,186.

Total expenses during the first quarter of 2002 increased from $372,566 in the first quarter of 2001 to $571,303 at the end of the current period. The increased expenses were attributed to the recent acquisitions along with the consulting expenses described above. The Company's operating loss was approximately the same, with a loss of $45,823 in the first quarter of 2002 compared to $49,378 in the same period last year.

Excluding the JM Graphics division figures and the consulting expenses, the Company's core business of the barter network improved its net results from a loss of $49,378 in the first quarter of 2001 to a profit of $31,633 in the first quarter of 2002.

Liquidity and Sources of Capital

During the first quarter of 2002, the Company's cash balance grew to $80,037, an increase of $22,391 over the same period in 2001. Much of this occurred as a result of collection of accounts receivable.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The company monitors the impact of interest expense on its long-term debt on a regular basis. Proceeds of the public offering referred to above may be used in part to reduce the company debt load.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


Part II.     Other Information

     Item    1.   Legal Proceedings - None

     Item    2.   Changes in Securities and Use of Proceeds - None

     Item    3.   Defaults upon Senior Securities - None

     Item    4.   Submission of Matters to a Vote of Security Holders - None

     Item    5.   Other Information - None

     Item    6.   Exhibits and Reports on Form 8-K - None


The company did not file any reports on Form 8-K during the three months ended March 31, 2002.


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

Date          May 14, 2002          /s/ Donald F. Mardak
          ----------------------   -------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date          May 14, 2002          /s/ Danny W . Weibling
          ----------------------   ---------------------------------------------
                                          Danny W. Weibling, CPA, Treasurer
                                          (Chief Financial Officer)