Form 10QSB
period 2002-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2002-08-15
CIK 1097430

<SEQUENCE>1
<FILENAME>ims206300210qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2002

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

Common Stock, $.0001 Par Value -- 14,960,978 shares as of June 30, 2002.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - June 30, 2002                        2
                        and December 31, 2001

                      Condensed consolidated statements of income - Three months ended June 30, 2002 and 2001; Six months ended
                        June 30, 2002 and 2001                                                     3

                      Condensed consolidated statements of cash flows - Six
                        months ended June 30, 2001 and 2001                                        4

                      Notes to condensed consolidated financial statements -
                        June 30, 2002                                                              5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       7


Part II.  Other Information                                                                        8

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               June 30,          December 31,
                                                                 2002                 2001
                                                         -----------------    -----------------
             ASSETS
Current assets
    Cash                                                  $      26,229        $      46,663
    Accounts receivable, net                                    582,223              543,711
    Earned trade account                                        194,015              197,749
    Inventory                                                   138,739              113,705
                                                          --------------       --------------
          Total current assets                                  941,206              901,828
                                                          --------------       --------------
Furniture and equipment
    Furniture and equipment                                   1,115,495              723,664
       Less accumulated depreciation                           (317,034)            (254,602)
                                                          --------------       --------------
          Net furniture and equipment                           798,461              469,062
                                                          --------------       --------------
Other assets
    Membership lists                                            300,606              266,806
    Goodwill                                                    133,860              133,860
    Investment in real estate                                    38,000               38,000
    Other                                                        39,951               15,135
                                                          --------------       --------------
          Total other assets                                    512,417              453,801
                                                          --------------       --------------
          Total assets                                    $   2,252,084        $   1,824,691
                                                          ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                            $     507,987        $     283,561
    Other current liabilities                                    67,491               71,530
                                                          --------------       --------------
          Total current liabilities                             575,478              355,091
                                                          --------------       --------------
Long-term liabilities
    Notes payable to banks                                      508,221              294,563
    Notes payable to stockholders                                90,230               70,690
                                                          --------------       --------------
          Total long-term liabilities                           598,451              365,253
                                                          --------------       --------------
          Total liabilities                                   1,173,929              720,344
                                                          --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                      249                  244
Paid in capital                                               1,212,663            1,127,371
Retained earnings (deficit)                                    (134,757)             (23,268)
                                                          --------------       --------------
          Total stockholder equity                            1,078,155            1,104,347
                                                          --------------       --------------
          Total liabilities and stockholder equity        $   2,252,084        $   1,824,691
                                                          ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                     ---------------------------------     --------------------------------
                                                           2002                2001              2002               2001
                                                     --------------     --------------     --------------    --------------
Income

   Gross revenue                                     $     866,711      $     614,705      $   1,532,157     $     931,578

   Cost of sales                                           213,011            157,215            307,154           165,141
                                                     --------------     --------------     --------------    --------------
   Net revenue                                             653,700            457,490          1,225,003           766,437
                                                     --------------     --------------     --------------    --------------
Expenses

   Payroll, related taxes and employee benefits            380,128            288,374            738,589           527,038

   General and administrative                              207,053            110,995            364,144           187,130

   Occupancy                                                53,507             37,780            103,992            69,806

   Selling                                                  79,878             46,650            119,632            71,063

   Other                                                    17,533              6,202             28,868             8,374
                                                     --------------     --------------     --------------    --------------
         Total expenses                                    738,099            490,001          1,355,225           863,411
                                                     --------------     --------------     --------------    -------------
Income (loss) before income taxes                          (84,399)           (32,511)          (130,222)          (96,974)

Income tax expense (benefit)                               (18,733)              (600)           (18,733)          (14,240)
                                                     --------------     --------------     --------------    -------------
         Net income (loss)                           $     (65,666)     $     (31,911)     $    (111,489)    $     (82,734)
                                                     ==============     ==============     ==============    ==============
         Net income (loss) per common share          $        (.00)     $        (.00)     $        (.01)    $        (.01)

Weighted average common shares outstanding              14,827,608         14,203,880         14,827,608        14,203,880

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Six Months Ended
                                                                              --------------------------------------
                                                                                   June 30,             June 30,
                                                                                     2002                 2001
                                                                              -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                        (33,330)              99,764
                                                                                -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (391,831)             (24,133)
    Business acquisitions                                                            (30,679)            (201,000)
                                                                                -------------       --------------
          Net cash used in investing activities                                     (422,510)            (225,113)
                                                                                -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                               350,109               11,483
    Proceeds (costs) related to issuance of stock                                     85,297              (14,338)
                                                                                -------------       --------------
          Net cash provided by financing activities                                  435,406               (2,855)
                                                                                -------------       --------------
          Net increase (decrease) in cash                                            (20,434)            (128,204)

Cash at beginning of period                                                           46,663              231,704
                                                                                -------------       --------------
Cash at end of period                                                           $     26,229        $     103,500
                                                                                =============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2002

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended
June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB for the year ended December 31, 2001 and filed on April 1, 2002.

NOTE B - INVENTORY

Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The common stock of International Monetary Systems, Ltd. (IMS) began trading on the over-the-counter bulletin board on June 24, 2002 (Symbol INLM). To continue its expansion strategy of growth through the acquisition of trade exchanges and other related businesses, International Monetary Systems, Ltd.
(IMS) purchased the assets of Imagers Ink, LLC, on April 1, 2002. That acquisition was made through a new IMS subsidiary, International Corporate Services, Inc. Imagers Ink is a four-color printing company whose Menomonee Falls, Wisconsin operation is expected to enhance the business of both the Continental Trade Exchange barter network and JM Graphics, the Company's pre-press division. On April 1, 2002, IMS also purchased the client list of a Chicago-based trade exchange that was going out of business. By soliciting and enrolling certain of those clients, IMS was able to increase its market share in the Greater Chicago area.

In the quarter ending June 30, 2002, the Company's gross revenue increased 41% to $866,711 compared to $614,705 for the second quarter of 2001. Net revenue increased 43% in the second quarter of 2002 to $653,700, up $196,210 from the same period of 2001. The increased revenue was a result of the acquisitions described above coupled with additional internal growth of the CTE barter network.

In the second quarter of 2002, the Continental Trade Exchange U.S. barter business had a profit of $16,417, while the CTE Canadian barter network had a loss of $3,481. Included in the U.S. figures was a non-cash write-off of $20,670 for questionable receivables from the Tradius exchange which was acquired in August of 2001. Excluding that write-off, the U.S. barter operation had a profit of $37,087. The JM Graphics pre-press division had a loss of $5,616. Continuing our cost-reducing procedures for this division, the 2002 second quarter loss was reduced by $24,161, or 81% from the loss posted in the second quarter of 2001.

Imagers Ink, the new 4-color printing company, had a loss of $15,302 during its first three months of operation as a division of IMS. This was attributed to a general slowness in the printing industry plus the start-up costs of integrating the new division into the IMS operation.

Total expenses during the second quarter of 2002 increased from $457,490 in the second quarter of 2001 to $738,099 at the end of the current period. The increased expenses were also attributed to the recent acquisitions and the additional costs of investor relations and consulting services.

For the second quarter of 2002, the operating subsidiaries of International Monetary Systems, Ltd. had a net consolidated operating loss of just $7,982. However, additional expenses related to concluding its I.P.O. and promoting its newly trading stock created additional expenses of $57,684, thereby producing a total net loss for the quarter of $65,666.

Deducting stock-promotion costs, the receivables write-off described above, and other non-cash expenses resulted in an operating profit before interest, taxes, depreciation and amortization (EBITDA) of $66,410.

Year-to-date gross revenue for the six-month period ending June 30, 2002 totaled $1,532,157 compared to $931,578 for the same period in 2001, an increase of 64%. Net revenue increased from $766,437 for the first six months of 2001 to $1,225,003 for the same period in 2002. This represents an increase of 60%. Total expenses for the six-month period ending June 2002 were $1,355,225, compared to $802,045 for the same period in 2001, an increase of 53%. Total net loss for the first six months of 2002 was $111,489 compared to $82,734 for the same period ending June 30, 2001.

EBITDA for the six months ending June 30, 2002 totaled $134,443, not including stock promotion and investor relations expenses.

Liquidity and Sources of Capital

During the second quarter of 2002, the Company's cash balance was reduced to $26,229 from $46,663 at the end of 2001. This was a result of start-up costs of the Imagers Ink printing company and the operating loss incurred during the second quarter of 2002.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The company monitors the impact of interest expense on its long-term debt on a regular basis. Proceeds of the public offering referred to above may be used in part to reduce the company debt load.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


Part II.     Other Information

     Item    1.   Legal Proceedings - None

     Item    2.   Changes in Securities - None

     Item    3.   Defaults upon Senior Securities - None

     Item    4.   Submission of Matters to a Vote of Security Holders:

                    At the Company's annual shareholder meeting held on June 5, 2002, the shareholders elected two new outside directors and ratified Smith & Gesteland, LLP as auditors for the year 2002. The two new directors are Wayne
                    Emmer and Gerald Van Dyn Hoven. For further information, see the Proxy Statement filed on May 20, 2002.

     Item    5.   Other Information - None

     Item    6.   Exhibits and Reports on Form 8-K - None


The company did not file any reports on Form 8-K during the three months ended June 30, 2002.


Signatures

We certify that this report complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and that the information contained in this report fairly presents, in all material respects, the company's financial condition and results of operations.

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

Date          August 15, 2002       /s/ Donald F. Mardak
          ----------------------   -------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date          August 15, 2002      /s/ Danny W Weibling
          ----------------------   ---------------------------------------------
                                           Danny W Weibling, CPA, Treasurer
                                           (Chief Financial Officer)