Form 10QSB
period 2002-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2002-11-12
CIK 1097430

<SEQUENCE>1
<FILENAME>ims09300210qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

Common Stock, $.0001 Par Value -- 16,047,920 shares as of September 30, 2002.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - September 30, 2002                   2
                        and December 31, 2001

                      Condensed consolidated statements of income - Three months ended September 30, 2002 and 2001; Nine months ended
                        September 30, 2002 and 2001                                                3

                      Condensed consolidated statements of cash flows - Nine
                        months ended September 30, 2001 and 2001                                   4

                      Notes to condensed consolidated financial statements -
                        September 30, 2002                                                          5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       7


Part II.  Other Information                                                                        8

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            September 30,         December 31,
                                                                 2002                 2001
                                                         -----------------    -----------------
             ASSETS
Current assets
    Cash                                                  $      74,023        $      46,663
    Accounts receivable, net                                    704,844              543,711
    Earned trade account                                        208,160              197,749
    Inventory                                                   142,300              113,705
                                                          --------------       --------------
          Total current assets                                1,129,327              901,828
                                                          --------------       --------------
Furniture and equipment
    Furniture and equipment                                   1,310,459              723,664
       Less accumulated depreciation                           (358,228)            (254,602)
                                                          --------------       --------------
          Net furniture and equipment                           952,231              469,062
                                                          --------------       --------------
Other assets
    Membership lists                                            891,957              266,806
    Goodwill                                                    263,012              133,860
    Investment in real estate                                    38,000               38,000
    Other                                                        48,006               15,135
                                                          --------------       --------------
          Total other assets                                  1,240,975              453,801
                                                          --------------       --------------
          Total assets                                    $   3,322,533        $   1,824,691
                                                          ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                            $     509,800        $     283,561
    Other current liabilities                                    80,664               71,530
                                                          --------------       --------------
          Total current liabilities                             590,464              355,091
                                                          --------------       --------------
Long-term liabilities
    Notes payable to banks                                      564,382              294,563
    Notes payable to stockholders                                93,906               70,690
                                                          --------------       --------------
          Total long-term liabilities                           658,288              365,253
                                                          --------------       --------------
          Total liabilities                                   1,248,752              720,344
                                                          --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                      249                  244
Paid in capital                                               2,278,143            1,127,371
Retained earnings (deficit)                                    (204,611)             (23,268)
                                                          --------------       --------------
          Total stockholder equity                            2,073,781            1,104,347
                                                          --------------       --------------
          Total liabilities and stockholder equity        $   3,322,533        $   1,824,691
                                                          ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                     ---------------------------------     --------------------------------
                                                           2002                2001              2002               2001
                                                     --------------     --------------     --------------    --------------
Income

   Gross revenue                                     $     855,221      $     906,748      $   2,387,380     $   2,169,902

   Cost of sales                                           186,439            316,169            493,595           813,315
                                                     --------------     --------------     --------------    --------------
   Net revenue                                             668,782            590,579          1,893,785         1,356,587
                                                     --------------     --------------     --------------    --------------
Expenses

   Payroll, related taxes and employee benefits            395,470            325,434          1,134,009           852,327

   General and administrative                              214,423            112,391            578,705           297,379

   Occupancy                                                60,597             40,833            175,608           110,620

   Selling                                                  61,938             55,879            170,550           128,921

   Other                                                    18,543             15,684             47,324            24,056
                                                     --------------     --------------     --------------    --------------
         Total expenses                                    750,971            550,221          2,106,196         1,413,303
                                                     --------------     --------------     --------------    -------------
Income (loss) before income taxes                          (82,189)            40,358           (212,411)          (56,716)

Income tax expense (benefit)                               (12,335)                 0            (31,068)          (14,240)
                                                     --------------     --------------     --------------    -------------
         Net income (loss)                           $     (69,854)     $      40,358      $    (181,343)    $     (42,476)
                                                     ==============     ==============     ==============    ==============
         Net income (loss) per common share          $        (.00)     $         .00      $        (.01)    $        (.00)

Weighted average common shares outstanding              14,988,317         14,203,880         14,988,317        14,203,880

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine Months Ended
                                                                              --------------------------------------
                                                                                 September 30,        September 30,
                                                                                     2002                 2001
                                                                              -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                        (61,504)              25,224
                                                                                -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (586,795)             (65,664)
    Business acquisitions                                                           (897,679)            (701,000)
                                                                                -------------       --------------
          Net cash used in investing activities                                   (1,484,474)            (766,664)
                                                                                -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                               422,561              168,949
    Proceeds (costs) related to issuance of stock                                  1,150,777              390,463
                                                                                -------------       --------------
          Net cash provided by financing activities                                1,573,338              559,412
                                                                                -------------       --------------
          Net increase (decrease) in cash                                             27,360             (182,028)

Cash at beginning of period                                                           46,663              231,704
                                                                                -------------       --------------
Cash at end of period                                                           $     74,023        $      49,676
                                                                                =============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2002

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Monetary Systems, Ltd. (IMS) continued implementing its growth-through-acquisition strategy by purchasing Tradecard/Tradecorp of Columbus, Ohio on August 30, 2002. Tradecorp is a barter exchange serving the Columbus, Cincinnati and Dayton areas of southwest Ohio. Tradecorp began operations in 1976 and has become a leader in the barter industry. This acquisition added more than 1,000 clients to the Continental Trade Exchange member roster.

The purchase of Tradecorp was a stock exchange / merger agreement. Purchase price was $1,050,000. IMS issued 1,050,000 shares of its $.0001 par value common stock for all the shares of Tradecard/Tradecorp. Under the agreement, IMS has guaranteed to buy back the shares at a price of $1.00 per share. This is being funded by monthly IMS deposits into an escrow account for the benefit of Arthur and Virginia Goehring, former owners of Tradecorp. If the Goehrings are able to sell their shares into the public markets for a price of $1.00 per share or more, all funds remaining in the escrow account will be returned to International Monetary Systems, Ltd.

In the quarter ending September 30, 2002, the Company's net revenue increased 13% to $668,782 compared to $590,579 for the same period of 2001. The increased revenue was a result of the acquisition described above coupled with additional internal growth of the CTE barter exchange.

In the third quarter of 2002, the Continental Trade Exchange U. S. barter business had a profit of $83,814, while the CTE Canadian barter network had a profit of $2,539.

The JM Graphics pre-press division had a loss of $53,844, which included a write-off of uncollectable receivables of $26,000 for a customer that had filed bankruptcy. Management believes that this pre-press division will show a profit in the fourth quarter.

Imagers Ink, the new 4-color printing company, suffered a loss of $66,939 during the past three months of operation. This was attributed to a general slowness in the printing industry plus the start-up costs of integrating the new division into the IMS operation.

Total expenses during the third quarter of 2002 increased from $550,221 in the third quarter of 2001 to $750,971 at the end of the current period. The increased expenses were also attributed to the recent acquisitions and the extraordinary costs of investor relations and consulting services.

For the third quarter of 2002, the four operating subsidiaries of International Monetary Systems, Ltd. had a net consolidated loss of $34,430. However, extraordinary expenses related to promoting its newly trading stock created additional expenses of $35,424, thereby producing a total net loss for the quarter of $69,854.

Deducting the stock-promotion expenses, bad-debt write-off, and non-cash expenses from the operating loss produced an operating profit before interest, taxes, depreciation and amortization (EBITDA) of $13,215.

Year-to-date net revenue increased from $1,356,587 for the first nine months of 2001 to $1,893,785 for the same period in 2002. This represents an increase of 40%. Total expenses for the nine-month period ending September 2002 were $2,106,196, compared to $1,413,302 for the same period in 2001, an increase of 49%. Total net loss for the first nine months of 2002 was $181,343 compared to $42,475 for the same period ending September 30, 2001.

EBITDA for the nine months ending September 30, 2002 totaled $147,658, not including stock promotion and investor relations expenses.


Liquidity and Sources of Capital

During the second quarter of 2002, the companies cash balance was increased to $74,023 from $46,663 at the end of 2001. This was a result of borrowing on credit lines and funds received from accounts receivable.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The company monitors the impact of interest expense on its long-term debt on a regular basis. Proceeds of the public offering referred to above may be used in part to reduce the company debt load.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


Part II.     Other Information

     Item    1.   Legal Proceedings - None

     Item    2.   Changes in Securities - None

     Item    3.   Defaults upon Senior Securities - None

     Item    4.   Submission of Matters to a Vote of Security Holders -None

     Item    5.   Other Information - None

     Item    6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                (99.1) Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to 18 U.S.C. section 1350

          (b)   Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------

Date       November 8, 2002       /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date       November 8, 2002       /s/ Danny W Weibling
          ----------------------   ---------------------------------------------
                                           Danny W Weibling, CPA, Treasurer
                                           (Chief Financial Officer)

                                CERTIFICATIONS

I, Donald F. Mardak, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Monetary Systems, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 8, 2002       /s/ Donald F. Mardak
           -----------------       ---------------------------------------------
                                       Donald F. Mardak, President
                                       (Chief Executive Officer)

I, Danny W. Weibling, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Monetary Systems, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 8, 2002       /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                    for the Quarter ended September 30, 2002



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald M. Mardak
    -----------------------
    Donald M. Mardak
    Chief Executive Officer


/s/ Danny W. Weibling
    -----------------------
    Danny W. Weibling
    Chief Financial Officer

November 8, 2002