Form 10KSB
period 2002-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2003-04-01
CIK 1097430

<FILENAME>ims1321200210kst.txt

    As filed with the Securities and Exchange Commission on March 31, 2003
===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's consolidated revenues for its most recent fiscal year: $3,659,408

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2002:

$1,130,333 (calculated at $.30 per share, closing price on December 31, 2002)

Number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2002:

         15,779,614 shares of Common Stock, par value $0.0001 per share

                      DOCUMENTS INCORPORATED BY REFERENCE
                                    None

===============================================================================

                                      PART I

   In this report, "IMS", "The Company", "we", "us" and "our" refer to the Registrant, International Monetary Systems, Ltd., a Wisconsin corporation, and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

   International Monetary Systems, Ltd. was incorporated in 1988 under the laws of the State of Wisconsin. The Company acquires, owns, manages and operates trade exchanges and other related businesses.

   Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 5,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume. We currently conduct our business operations in the United States and Canada.

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

International Monetary Systems, Ltd.

   International Monetary Systems, Ltd. (IMS) is a holding company that currently has four operating subsidiaries: Continental Trade Exchange, Ltd., the CTE barter system which operates in the United States; Continental Trade Exchange of Canada, Ltd., which services the CTE Canadian barter clients; JM Graphics, a printing pre-press company located in New Berlin, Wisconsin and International Corporate Services, Inc., a 4 color printing company located in Menomonee Falls, Wisconsin.

The Continental Trade Exchange Barter Network

   As a leader in the barter industry, Continental Trade Exchange has created a network of more than 5,000 businesses who regularly trade their goods and services with each other. Through their participation in our barter program, these companies are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. CTE functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system. In addition, we act as a principal in certain transactions in which we acquire products, fine art, real estate and other commodities that are either held as investments or sold at a profit. This allows us to fulfill one of the Company's objectives which is long-term equity building.

   To provide clients with a flexible and effective means of trading, Continental Trade Exchange has created an alternative monetary system with its own unique currency. Upon enrolling in the program, each member is assigned a barter account (much like a traditional bank account) through which it receives CTE trade dollars - the medium of exchange for the barter system. Under the T.E.F.R.A. act of 1982, we are required to report all barter sales to the IRS on magnetic media. For accounting and tax purposes, the IRS has ruled that trade dollars are treated the same as cash. Accordingly, the Company may in any period report significant revenue, profits and increases in net assets from transactions denominated in CTE trade dollars or other non-cash consideration.

   The CTE barter system began operations in July of 1985 and has had a record of consistent and steady growth. This growth has been generated both internally and through the acquisition of other barter networks. As we have continued to add new members to the system, we have witnessed a compounded annual growth rate of approximately 15% per year for the past decade. During that same period, we have also acquired eight independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that we believe will enable us to achieve and maintain a dominant market position. We believe that a dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

   One of those acquisitions were consummated during 2002. In August of 2002, IMS acquired Tradecard/Tradecorp, Inc., a leading barter network located in Columbus, Ohio. Tradecorp has been servicing businesses and professional people in Columbus, Cincinnati and Dayton, Ohio since 1976. With the addition of the Tradecorp client base, the Continental Trade Exchange barter network now boasts a membership roster totaling more than 5,000 businesses.

Other Related Businesses

   In addition to expanding our Continental Trade Exchange, we intend to acquire other related businesses that synergize with and enhance the barter network. Following this plan, in April IMS, through its new subsidiary International Corporate Services, Inc., purchased the assets of Imagers Ink, LLC, a 4-color printing company located in Menomonee Falls, Wisconsin. We believed that this printing company would enhance the operation of our JM Graphics pre-press division.


ITEM 2. DESCRIPTION OF PROPERTY.

   Our company's executive offices and principal operating facilities - including the JM Graphics operation - occupy 13,000 square feet of leased space located at 16901 West Glendale Drive, new Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMS. Rent and other terms of our lease, which expires September 30, 2004, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 1,600 square feet of office space at 2300 Green Bay Road, North Chicago, Illinois,
(2) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (3) 2,200 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (4) 300 square feet of office space at 2033 Gateway Place, San Jose, California, 4,200 square feet at 8938 Cotter Street, Lewis Center, Ohio, and
(5) 300 square feet of office space at 45 Mill Street, Orangeville, Ontario, Canada (6) 18,000 square feet of office and warehouse space at W136 N5239 Campbell Court, Menomonee Falls, Wisconsin. This last lease, which is for the International Corporate Services printing company, expires on July 1, 2005. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and, except for the printing company lease in Menomonee Falls, Wisconsin, are each on a month-to-month basis. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.


ITEM 3. LEGAL PROCEEDINGS.

   There are no material pending legal proceedings involving IMS or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   (a) There currently is a limited trading market for our Common Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's OTC Bulletin Board on June 25, 2002. Because of the weak stock market and other factors, our stock has had a relatively small amount of volume through December 31, 2002

   As of December 31, 2002, the approximate number of holders of record of our Common Stock was 155.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

   Results of Operations

   Gross Revenue. Our consolidated gross revenues consist of (1) income from the Continental Trade Exchange division in the form of: (a) transaction fees on all client barter sales; (b) monthly maintenance fees; (c) membership set-up fees; (d) proceeds from the sale of merchandise from our own inventory and of dining or gift certificates, also known as "scrip"; (e) other miscellaneous revenue; (2) income from our JM Graphics pre-press division;
and (3) income from our International Corporate Services 4-color printing company. Clients are billed monthly for the fees in the CTE barter system, and we have an excellent record of collections on our receivables. JM Graphics' and International Corporate Services' customers are billed at the completion of their jobs. Terms are 2% 10 days, net 30 days.

   During the calendar year ending on December 31, 2002, CTE processed $24,250,000 in barter transactions which generated revenues of $2,792,647. This compared to the year 2001 figures of $15,870,000 in barter transactions that produced revenues of $1,945,030. Total barter transactions for 2002 showed an increase of 53% over those for year 2001. In the same comparable period, revenues increased by 44%. For calendar year 2002, the JM Graphics division produced revenues of $518,642, and the International Corporate Services printing division had gross revenues of $319, 336 for the last nine months of 2002, giving International Monetary Systems, Ltd. total gross income of $3,659,408 for the year, compared to income of $2,526,275 for 2001, an increase of 45%.

   Most of the increased revenue was a result of the acquisitions of trade exchange and the printing company which were made during 2002.

   Operating Expenses. For 2002, operating expenses increased by $923,961 or 146% over 2001.

   All additional operating expenses were a result of the acquisitions made during 2002 along with higher-than-expected investor relations expenses for marketing our newly trading stock. And though IMS now has more employees than it had in the past, the personnel needed to operate the acquired offices has been reduced from the number of employees that were there under previous management. The result of these economies of scale was a substantially increased profit for the year in the trade exchange. In Calendar 2002, the Continental Trade Exchange operation (U.S. and Canada) had a net profit of $414,215 compared to a profit of just $28,982 in 2001. The new printing company, however, suffered substantial losses in 2002 because its operating expenses exceeded its income by $153,604, and our JM Graphics pre-press division had a loss of $59,745.16. Additional corporate expenses for investor relations services and other costs related to the public trading of our stock totaled $168,772.

   In 2002, payroll expenses increased by $385,966 or 32% over 2001. Occupancy expenses increased from 159,497 in 2001 to $227,769 in 2002 or 43%. These increases were primarily a result of the rents paid at the new Ohio barter office and the printing facility. Selling and other expenses increased by $49,252 or 22%.

   General and administrative expenses increased by 87% from $390,141 in 2001 to $729,845 in 2002.

   Net Income. For the calendar year ending December 31, 2002, IMS had earnings of $27,968 or $.01 per share compared to a loss of $33,323 or $.01 per share for the same period in 2001.

   Effects of Acquisitions. During fiscal 2002, we incurred extraordinary charges associated with the acquisition of International Corporate Services, our new printing company and Tradecard, Inc. of Ohio. These extraordinary charges, which resulted from the integration of the operations of those firms into our business, were not itemized separately. In the future, as we continue to acquire additional trade exchanges or other businesses, we expect to incur extraordinary charges in connection with the integration of those acquired operations.

   Though we intend to acquire barter exchanges in strategic locations around the country, we may occasionally acquire businesses other than barter exchanges. In April of 2002, through our new subsidiary, International Corporate Services, Inc., we purchased the assets of Imagers Ink, LLC, a four-color printing company. When acquiring unrelated businesses such as Imagers Ink, we may incur costs associated with hiring and training personnel, as well as "learning costs" associated with entering new lines of business. And while these types of charges may depress earnings in the period following the acquisition, we intend to make acquisitions and incur charges only when these have the projected effect of enhancing our ability to earn and retain profits in the long run.

   We believe that each of these divisions will eventually operate profitably. But as stated above, most future acquisitions may have temporary detrimental effects on earnings, as we integrate those operations into our business.

Financial Condition

   Liquidity; Commitments for Capital Resources; and Sources of Funds

   Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees, transaction processing charges, profits from our own trading activities, and the proceeds from pre-press work done by our JM Graphics division and printing jobs done by our International Corporate Services division. We anticipate that our principal source of liquidity during the next year will be cash from operations. We believe that cash from operations alone will be adequate to provide for our liquidity needs for the next year and on a continuing basis thereafter.

   On March 24, 2003, the company entered into an agreement to acquire a barter exchange in the San Francisco Bay Area, California for approximately $750,000. The acquisition is expected to add 1,200 to 1,400 customers and to produce revenues of $50,000 per month.

   From July 25, 2000 to December 31, 2001, we conducted an initial public offering of our company's stock. In this offering, we raised a gross amount of $386,160 before expenses at a price of $6.00 per share. subsequently, we split our shares six for one.

   Changes in Assets and Liabilities

   During 2002, our cash on hand was reduced from $46,663 at the end of year 2001 to $22,667 as of December 31, 2002. The decrease in cash was a result of losses suffered by our printing and graphics divisions and investor relations costs. However, we now have an additional $80,047 in restricted cash which has been placed in an escrow account to guarantee the buyback of stock shares that were issued in the acquisition of Tradecard, Inc.

   Accounts receivable and inventory increased from 2001 to 2002, by $180,948 and $32,547, respectively. Our earned trade dollar account decreased by $218,134 from 2001 to 2002, because of a trade deficit acquired from Tradecard, Inc. As a result of these changes, our total current assets decreased slightly by $8,250 for 2002 as compared to 2001. Fixed assets increased by $577,149 or 80% from 2001 to 2002, primarily because of equipment acquired in the acquisitions of the printing company and Tradecorp. From 2001 to 2002, our total assets increased $1,667,341 or 91% from $1,824,691 at December 31, 2001 to $3,492,032 at December
31, 2002.

   Current liabilities increased by $328,226 or 92% from 2001 to 2002. Long-term debt increased by $471,214 or 129% during the same period. The liabilities assumed in the acquisition of the printing company were the primary reason for these increases. As a result, the debt to equity ratio increased from 65% in 2001 to 77% in 2002.

   Common stock and paid in capital increased 98% from 2001 to 2002, from $1,127,615 to $2,235,754, principally as a result of the acquisitions made during 2002. Because of the net profit of $32,094 for fiscal 2002. our retained earnings increased from 2001 to 2002, from a deficit of $23,268 to positive earnings of $4,700.


ITEM 7. FINANCIAL STATEMENTS.

   Our consolidated financial statements and related notes, and the report of Smith & Gesteland LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-22.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; FINANCIAL DISCLOSURE.

Executive Officers and Directors

   The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMS, as of December 31, 2002.

Name                            Age                      Position
----                            ---                      --------
Donald F. Mardak                 66                      Chief Executive Officer, President and Director
John E. Strabley, Jr.            39                      Executive Vice President and Director
Dale L. Mardak                   42                      Vice President and Director
Danny W. Weibling                54                      Treasurer and Chief Financial Officer
Patricia A. Katisch              57                      Corporate Secretary
Wayne Emmer                      48                      Director
Gerald Van Dyn Hoven             46                      Director

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

   Patricia A. Katisch is currently the owner of Katisch & Associates, a marketing consulting and public relations firm. From 1998 - 2001, Ms. Katisch was an Associate Dean in the College of Professional Studies at Marquette University. Previous to that, she founded and published the Women's Yellow Pages of Greater Milwaukee and was the producer of the Wisconsin World of Women Show.

   Wayne Emmer is currently the President of Illinois Cement Co., a position he has held since August of 1998. Wayne is also a former member of the Parkview Christian Academy School Board.

   Gerald Van Dyn Hoven is currently the president of the Van Dyn Hoven Automotive Group. Jerry is a director of American National Bank - Fox Cities, and is a member of the Board of Trustees of Equitable Reserve Association.

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

   Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMS believes that there was compliance for the fiscal year ended December 31, 2002 with all
Section 16(a) reports filed by them.


ITEM 10. EXECUTIVE COMPENSATION.

   Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 2000, 2001 and 2002, respectively. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this report as "named executive officers". Because no other executive officer of our company was paid more than $100,000 for any of our last three fiscal years, only the compensation paid by us to our Chief Executive Officer is included in the table,

                                                            Annual Compensation
                                                      ------------------------------       All Other
             Name and Principal Positions             Year     Salary($)    Bonus($)      Compensation($)
             ----------------------------             ----     ---------    --------      ---------------
Donald F. Mardak . . . . .. . . . . . . . . . . . . . 2002      122,000        --              ---
   Chief Executive Officer and President              2001      121,000        --              ---
                                                      2000      122,000        --              ---

Options Grants in the Last Fiscal Year. No options were granted to our Chief Executive Officer, our only named executive officer, for our fiscal year ended December 31, 2002.

   In December of 2002, options covering 20,000 shares of common stock, exercisable for five years commencing March 1, 2004 at $.25 per share, were granted to each our Executive Vice President, John Strabley, our Vice President, Dale Mardak, our Treasurer and CFO, Danny Weibling and to Judy Mardak, office manager and wife of Donald Mardak, our President and Chief Executive Officer.

   Option Exercises in 2002 and Aggregate Option Values at December 31, 2002. No options were exercised by our chief Executive Officer, our only named executive officer, during fiscal 2002. As of December 31, 2002, 90,000 unexercised options that were issued in fiscal 2000 plus 72,000 unexercised options issued in 2001 were held by our Chief Executive Officer. No options were exercised by our other officers during fiscal 2001. As of December 31, 2002, unexercised options that were issued in fiscal 2000 and 2001 were held by our other officers in the following amounts: John Strabley, 132,000 shares, Dale Mardak, 132,000 shares and Danny Weibling, 90,000 shares, respectively.


Employment Agreements

   As of October 19, 2000, we entered into employment agreements with Donald F. Mardak, our president, and Dale L. Mardak and John E. Strabley, Jr., our vice presidents, pursuant to which these employees will receive annual base salaries of $120,000, $70,000 and $75,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer in his discretion. On April 1, 2001, Danny W. Weibling, our Treasurer and chief Financial Officer also entered into an employment agreement, pursuant to which he will receive an annual base salary of $70,000 plus bonuses and increases for additional company acquisitions. Each such contract is for an initial term of three years, commencing as of November 1, 2000 for Messrs. Mardak, Mardak and Strabley and as of April 1, 2001 for Mr. Weibling. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMS or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMS.

   Each of the agreements entitle them to receive stock options at the discretion of Management. All agreements contain a change of control provision. In the event of a merger, acquisition of IMS or sale of substantially all of its assets, Donald Mardak's contract provides for compensation equal to two years' salary plus a lump sum payment of $100,000, John Strabley's and Dale Mardak's contracts provide for compensation equal to one year's salary plus a lump sum payment of $75,000, and Danny Weibling's contract provides for compensation equal to one year's salary.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2002, by:

   - each person known by us to beneficially own more than 5% of our common stock;

   -  each of our directors and our sole named executive officer; and

   -  all of our directors and executive officers as a group.

   We believe that, subject to applicable community and marital property laws, the beneficial owners of our common stock listed below have sole voting and dispositive power with respect to such shares.

                                                                                        Shares beneficially owned
                                                                                         as of December 31, 2002
                                                                                        -------------------------
Name Beneficial Owner                                                                      Number       Percent
------------------------------------                                                    -----------    -------
Donald F. Mardak (1) ...............................................................     8,738,500       54.4%

Dale L. Mardak (2) .................................................................       828,000        5.2%

John E. Strabley, Jr. (3) ..........................................................       450,000        2.8%

Danny W Weibling (4) ...............................................................       165,000        1.0%

Gerald Van Dyn Hoven  ..............................................................       184,000        1.1%

Wayne Enner  .......................................................................       100,000        0.6%

Patricia Katisch  ..................................................................         4,000        0.002%

All directors and executive officers
   as a group (7 persons)...........................................................    10,469,500       65.1%

(1) Does not include 270,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does include 162,000 shares subject to options exercisable within 6 months.

* All shares owned by Donald F. and Judy E. Mardak are how held in a revokable living trust.

(2) Does not include 4,200 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does include 132,000 shares subject to options exercisable within 6 months.

(3) Does not include 600,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership. Does include 132,000 shares subject to options exercisable within 6 months.

(4) Does not include 75,000 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does include 90,000 shares subject to options exercisable within 6 months.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Certain Transactions

   We currently lease our executive offices and principal operating facilities, consisting of 10,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr., officers and directors of our company, under a triple net lease which commenced in October, 2002 and expires September 30, 2004. For the fiscal year ended December 31, 2001, we made rental payments of $54,000 and in the fiscal year ended December 31, 2002, we made rental payments of $91,000 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

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

ITEM 13. EXHIBITS LIST AND REPORTS ON FROM 8-K

(a) Exhibits:


   Exhibit
   Number                                       Description
   ------                                       -----------
     3.1     Articles of Incorporation of the Registrant *
     3.2     Articles of Amendment of the Registrant *
     3.3     Bylaws of the Registrant *
    10.1     Lease Agreement, between Glendale Investments, LLC. and the Registrant *

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES.

   (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-KSB. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the C ompany in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTERNATIONAL MONETARY SYSTEMS, LTD.



     Dated:  March 31, 2003                  By:      /s/ DONALD F. MARDAK
                                             -----------------------------------
                                                  Donald F. Mardak, President
                                                 (Principal Executive Officer)




     Dated:  March 31, 2003                  By:      /s/ DANNY W. WEIBLING, CPA
                                             -----------------------------------
                                                 Danny W. Weibling, Treasurer
                                                 (Principal Financial Officer)



   In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


          SIGNATURE                       TITLE                       DATE

    /s/ DONALD F. MARDAK        Chief Executive Officer,         March 31, 2003
-----------------------------     President (Principal
      Donald F. Mardak             Executive Officer)
                                      and Director

     /s/ DALE L. MARDAK              Vice President              March 31, 2003
-----------------------------         and Director
       Dale L. Mardak


  /s/ JOHN E. STRABLEY, JR.     Executive Vice President         March 31, 2003
-----------------------------         and Director
    John E. Strabley, Jr.

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald F Mardak, certify that:

1. I have reviewed this annual report on Form 10-KSB of International Monetary Systems, LTD;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      March 31, 2003          /s/ Donald F. Mardak
           --------------          ---------------------------------------------
                                       Donald F. Mardak, President
                                       (Chief Executive Officer)

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Danny W. Weibling, certify that:

1. I have reviewed this annual report on Form 10-KSB of International Monetary Systems, LTD;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      March 31, 2003          /s/ Danny W. Weibling
           --------------         ----------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants ...................  F-1

Financial Statements:

Consolidated Balance Sheets at December 31, 2002 and 2001 ............  F-2

Consolidated Statements of Income for the years ended
         December 31, 2002 and 2001 ..................................  F-4

Consolidated Statements of Changes in Stockholder Equity
         for the years ended December 31, 2002 and 2001 ..............  F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2002 and 2001 ..................................  F-6

Notes to Consolidated Financial Statements ...........................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin


   We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd., and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly the consolidated financial position of International Monetary Systems, Ltd., and subsidiaries at December 31, 2002 and 2001, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Madison, Wisconsin                              /s/ SMITH & GESTELAND, LLP
February 26, 2003, except for Note 14               SMITH & GESTELAND, LLP
as to which the date is March 24, 2003

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                               2002            2001
                                                             ---------       ---------
             ASSETS

Current assets
   Cash                                                     $   22,667      $   46,663
   Accounts receivable, net of allowance for doubtful
     accounts of $153,290 in 2002 and $119,844 in 2001         724,659         543,711
   Earned trade account                                                        197,749
   Inventory                                                   146,252         113,705
                                                             ---------       ---------
        Total current assets                                   893,578         901,828
                                                             ---------       ---------
Property and equipment
   Leasehold improvements                                       27,219          27,219
   Furniture and equipment                                   1,273,594         696,445
                                                             ---------       ---------
                                                             1,300,813         723,664

      Less accumulated depreciation                           (405,956)       (254,602)
                                                             ---------       ---------
        Net property and equipment                             894,857         469,062
                                                             ---------       ---------
Other assets
   Restricted cash                                              80,047
   Membership lists                                            876,639         266,806
   Goodwill                                                    626,400         133,860
   Investment in real estate                                    43,000          38,000
   Other                                                        77,511          15,135
                                                             ---------       ---------
        Total other assets                                   1,703,597         453,801
                                                             ---------       ---------
        Total assets                                        $3,492,032      $1,824,691
                                                             =========       =========

      The accompanying notes are an integral part of the financial statements.

                                                               2002            2001
                                                             ---------       ---------
             LIABILITIES

Current liabilities
   Accounts payable                                         $  233,519      $  146,253
   Earned trade account - deficit                               20,385
   Payroll and payroll taxes                                    69,722          59,492
   Sales taxes                                                  11,813           1,799
   Accrued income taxes                                         10,350          10,239
   Other accrued expenses                                       16,500
   Current portion of long-term debt                           321,128         137,308
                                                             ---------       ---------
        Total current liabilities                              683,417         355,091
                                                             ---------       ---------
Long-term liabilities
   Capital leases                                                5,479          13,033
   Notes payable                                               650,086         281,530
   Notes payable to related parties                            127,817          70,690
   Deferred compensation payable                                53,085
                                                             ---------       ---------
        Total long-term liabilities                            836,467         365,253
                                                             ---------       ---------
        Total liabilities                                    1,519,884         720,344
                                                             ---------       ---------
             STOCKHOLDER EQUITY

Common stock, $.0001 par value                                   1,605             244

Paid in capital                                              2,234,149       1,127,371

Treasury stock                                                (268,306)

Retained earnings (deficit)                                      4,700         (23,268)
                                                             ---------       ---------
        Total stockholder equity                             1,972,148       1,104,347
                                                             ---------       ---------
        Total liabilities and stockholder equity            $3,492,032      $1,824,691
                                                             =========       =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                           2002              2001
                                                        -----------       -----------
Income
  Gross revenue                                         $ 3,659,408         2,526,275

  Cost of sales                                             694,397           467,150
                                                        -----------       -----------
        Net revenue                                       2,965,011         2,059,125
                                                        -----------       -----------
Expenses

  Payroll, related taxes and employee benefits            1,585,991         1,200,025

  General and administrative                                729,845           390,141

  Occupancy                                                 227,769           159,497

  Selling                                                   268,911           219,659

  Other                                                     120,401            39,634
                                                        -----------       -----------
        Total expenses                                    2,932,917         2,008,956
                                                        -----------       -----------
Income before income taxes                                   32,094            50,169

Income tax expense                                            4,126            16,846
                                                        -----------       -----------
        Net income                                     $     27,968      $     33,323
                                                        ===========       ===========
        Basic earnings per common share                $       0.01      $       0.01

        Diluted earnings per common share                      0.01              0.01


      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                                         Common Stock                             Retained           Total
                                                   --------------------------      Paid in        Earnings        Stockholder
                                                      Shares         Amount        Capital        (Deficit)          Equity
                                                   ------------    ----------   -------------    ----------      -------------
Balance December 31, 2000                          13,986,312       $  1,399       $ 735,755       $  (56,591)    $  680,563

                 2001
------------------------------------------
Net income for 2001                                                                                    33,323         33,323
Stock offering                                         74,664              7          74,657                          74,664
Expenses of stock offering                                                          (109,203)                       (109,203)
Shares issued in conjunction with
  acquistion of businesses                            580,002             58         424,942                         425,000
                                                   ----------       --------       ---------       ----------      ---------
Balance December 31, 2001                          14,640,978          1,464       1,126,151          (23,268)     1,104,347

                 2002
------------------------------------------
Net income for 2002                                                                                    27,968         27,968
Stock offering                                        266,942             27          58,112                          58,139
Shares issued in conjunction with
  acquisition of businesses                         1,140,000            114       1,049,886                       1,050,000
                                                   ----------       --------       ---------       ----------      ---------
Balance December 31, 2002                          16,047,920      $   1,605      $2,234,149       $    4,700     $2,240,454
                                                                    ========       =========       ==========
  Less treasury stock                                (268,306)                                                      (268,306)
                                                   ----------                                                      ---------
                                                   15,779,614                                                     $1,972,148
                                                   ==========                                                      =========


Common stock authorized was 20,000,000 shares at December 31, 2001 and 2002. Shares are retroactively adjusted for the six-for-one stock split on January 2, 2002.


      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                    2002            2001
                                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  27,968       $  33,323
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                               185,221          91,867
       Deferred income taxes                                                         6,607
       Changes in assets and liabilities:
          Accounts receivable                                       43,982        (166,151)
          Earned trade account                                     (86,622)        (35,667)
          Inventory                                                (27,547)         (1,720)
          Security deposits                                           (852)         (2,547)
          Accounts payable                                          35,063)         76,425
          Payroll and payroll taxes                                 11,009             523
          Accrued rent                                              16,500
          Sales taxes                                                8,345          (2,205)
          Accrued income taxes                                         111          10,239
                                                                 ---------       ---------
        Net cash provided by operating activities                  143,052          10,694
                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash deposited in escrow account                                 (80,047)
  Business acquisitions                                             (3,175)       (202,585)
  Capital expenditures                                             (60,649)       (225,649)
  Treasury stock acquisitions                                      (49,000)
                                                                 ---------       ---------
        Net cash used in investing activities                     (192,871)       (428,234)
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayment) of debt                               (56,752)        225,975
  Net borrowings (repayment) for capital leases                     (7,554)         13,033
  Net borrowings from related parties                               31,991          28,030
  Proceeds (net costs) from issuance of stock                       58,138         (34,539)
                                                                 ---------       ---------
        Net cash provided by financing activities                   25,823         232,499
                                                                 ---------       ---------
        Net decrease in cash                                       (23,996)       (185,041)

Cash at beginning of period                                         46,663         231,704
                                                                 ---------       ---------
Cash at end of period                                            $  22,667          46,663
                                                                 =========       =========



      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                                   continued

                                                                    2002            2001
                                                                  ----------      ----------

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                         $   77,749      $   39,783
  Cash paid for income taxes                                          4,777

SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Acquisitions
      Fair value of assets acquired                             $ 1,954,761      $  715,656
      Less: Liabilities assumed                                    (818,061)        (88,071)
            Stock issued                                         (1,050,000)       (425,000)
            Trade dollars paid                                      (76,000)
            Cash acquired                                            (7,525)
                                                                 ----------       ---------
      Net cash paid for acquisitions                            $     3,175      $  202,585
                                                                 ==========       =========

  Treasury stock acquired for debt                              $   198,306      $
  Treasury stock acquired for trade dollars                          21,000










      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

          A.   ORGANIZATION

               International Monetary Systems, Ltd. (IMS - the company), is a holding company located in New Berlin, Wisconsin with four wholly-owned operating subsidiaries. Continental Trade Exchange, Ltd. (CTEL) operates a barter industry trade exchange business in the United States. Continental Trade Exchange of Canada, Ltd. (CTE-Canada) operates a barter trade exchange business primarily in Ontario, Canada. JM Graphics, Inc. (JMG) operates a pre-press company in New Berlin, Wisconsin and International Corporate Services, Inc. (ICS) operates a printing company, doing business as Imagers Ink in Menomonee Falls, Wisconsin. During 2001, Continental Trade Exchange of Illinois, Inc. was merged into Continental Trade Exchange, Ltd.


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

               In April 2002, IMS purchased the assets of Imagers Ink, LLC, a four-color printing company. The acquisition was made through a new IMS subsidiary, International Corporate Services, Inc. Assets acquired approximated liabilities assumed, plus 90,000 shares of IMS stock, cash of $5,000 and trade dollars of $30,000.

               Also in April 2002, IMS purchased the client list and receivables of a Chicago based trade exchange for $51,700 (cash of $5,700 and trade dollars of $46,000).

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

               On September 1, 2002, IMS acquired all the outstanding stock of Tradecard, Inc., an Ohio corporation, in exchange for 1,050,000 shares of IMS stock valued at $1,050,000. Tradecard, Inc. operated a barter exchange in Ohio with approximately 1,200 active accounts. IMS guaranteed that Tradecard shareholders will receive a minimum of $800,000 cash and $250,000 trade dollars.

               To facilitate this guarantee, IMS agreed to deposit $20,000 per month into an escrow account for the first thirty-five months following closing. If during the thirty-six months following closing, the sellers shall have received a total of $1,050,000 through a combination of deposits to the escrow account and sale of any of their stock, the agreement for deposits will end. During this thirty-six month period, sellers have the right to sell back at a price of $1.00 per share, 20,000 shares per month for the first thirty-five months, starting in September 2002, which right shall be cumulative. If sellers are unable to sell any shares into the market for at least $1.00 per share, IMS will be obligated to pay the guarantee of $800,000 cash and $250,000 trade dollars.

               If at the end of the thirty-six month period sellers have sold all of their shares either into the public market or to IMS, all funds remaining in the escrow account and sellers trade accounts, less accumulated interest, shall be the property of IMS.

               A portion of the purchase price has been allocated to assets acquired (including $600,000 for membership lists) and liabilities assumed (including a negative trade dollar balance of $304,756) based on estimated fair market value at the date of acquisition, while the balance was recorded as goodwill in the amount of $492,540.


          C.   RESTRICTED CASH

               The cash balance in the escrow account related to the purchase of Tradecard, Inc. discussed above is shown as restricted cash included in other assets.


          D.   OPERATIONS OF BARTER EXCHANGES

               Barter exchanges not only operate with traditional cash currency, but they can also issue trade credits, which constitute their own unique currency. Trade exchanges permit members/clients to barter their goods and services with other clients in several ways. Some sell their products to the barter network directly, others issue trade certificates that are redeemable for their goods or services, and the balance transact their barter business through electronic data transmission as authorizations are provided through a twenty-four hour authorization system. In return, the selling clients receive trade credits from the exchange, which may be used to purchase services or products from other members in the exchange.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          E.   REVENUE SOURCES

               The company and its subsidiaries earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned through membership set-up fees assessed when a member joins, through service fees generated when clients spend and/or generate their trade dollars to purchase and/of sell goods and services through the exchange to/from other members, through monthly maintenance fees, and through sales for cash of products originally purchased by IMS with its own trade dollars.

               Trade profits are generated in various ways. Monthly maintenance fees are assessed in trade dollars as well as in cash. Transaction fees are assessed in trade dollars rather than cash for clients in certain industries such as radio and TV stations. Occasionally the company will accept a favorable trade ratio in lieu of a cash service fee. The company also has an opportunity to create additional trade profits by purchasing wholesale, closeout, and liquidation merchandise for cash, and the liquidating of such products through the trade program.

               Earned trade dollars are used by the company to purchase various goods and services required in its operations. All barter transactions are reported at the estimated fair value of the products or services received.

          F.   PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

          G.   USE OF ESTIMATES

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          H.   RECEIVABLES AND ALLOWANCE FOR BAD DEBTS

               Accounts receivable are stated at face value, net of the allowance for bad debts. Finance charges on receivables are calculated using the simple interest method on daily balances of the principal amount outstanding.

               The allowance for bad debts is maintained at a level that is management's best estimate of probable bad debts incurred as of the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the receivables, past collection experience, current economic conditions, volume, growth and composition of the receivables, and other relevant factors. The allowance is increased by provisions for bad debts charged against income.

          I.   INVENTORY

               Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.

          J.   EARNED TRADE ACCOUNT

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

          K.   PROPERTY AND EQUIPMENT

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          L.   BUSINESS COMBINATIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

               Goodwill and membership lists are stated at cost and were incurred when the additional exchanges were purchased. Membership lists are being amortized over their estimated life of fifteen years.

               During 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but, instead, be tested annually for impairment. There was no impairment of goodwill in 2002. Prior to 2002 goodwill was being amortized on a straight-line basis over 15 years. Amortization expense on these intangible assets was $3,749 in 2001.

          M.   INCOME TAXES

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

          N.   CONCENTRATIONS OF CREDIT RISK

               The company grants credit to its customers, substantially all of whom are members of the Continental Trade Exchange barter network located in eastern Wisconsin and northern Illinois, California, Ohio and Ontario, Canada; and pre-press customers located in eastern Wisconsin. The company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

          O.   ADVERTISING

               Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $70,160 and $29,624 for the years ended December 31, 2002 and 2001, respectively.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  GOODWILL - ADOPTION OF STATEMENT 142

          Prior to adoption of SFAS No. 142, goodwill had a stated cost of $146,983 and accumulated amortization of $13,123 as of December 31, 2001.

          A summary of the effects of the adoption of SFAS No. 142 on net income is as follows:

                                                                   For the year ended
                                                                       December 31
                                                               -------------------------
                                                                  2002          2001
                                                               ----------     ----------
          Reported net income                                   $  32,094      $  33,323
          Add back: goodwill amortization                                          3,749
                                                                ---------      ---------
          Adjusted net income                                   $  32,094      $  37,072
                                                                =========      =========

          The changes in the carrying amount of goodwill for the year ended December 31,
          2002, are as follows:

          Balance as of January 1, 2002                                        $ 133,860
          Goodwill related to 2002 acquisitions                                  492,540
                                                                               ---------
          Balance December 31, 2002                                            $ 626,400
                                                                               =========

NOTE 3 -  OTHER INTANGIBLE ASSETS

          A summary of other intangible assets for the years ended December 31,2002 and 2001, are as follows

                                                                  2002
                                                  --------------------------------------
                                                    Gross
                                                   Carrying    Accumulated
                                                    Amount     Amortization       Net
                                                  ----------   ------------  ----------
          Amortizable intangible assets:
            Membership lists                       $ 918,700    $  42,061     $ 876,639
                                                   =========    =========     =========

                                                                   2001
                                                  --------------------------------------
                                                    Gross
                                                   Carrying    Accumulated
                                                    Amount     Amortization       Net
                                                  ----------   ------------  ----------
          Amortizable intangible assets:
            Membership lists                       $ 275,000    $   8,194     $ 266,806
                                                   =========    =========     =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  OTHER INTANGIBLE ASSETS (continued)

          Aggregate amortization expense on other intangible assets was $33,867 and $8,194 for the years ended December 31, 2002 and 2001, respectively:

          Estimated future amortization expense is as follows:

                          For the year ended December 31
                                        2003                    $  61,247
                                        2004                       61,247
                                        2005                       61,247
                                        2006                       61,247
                                        2007                       61,247
                                     Thereafter                   570,404
                                                                ---------
                                                                $ 876,639
                                                                =========


NOTE 4 -  PROPERTY AND EQUIPMENT

                                                                             Accumulated
                                                             Cost           Depreciation
                                                         -------------     ----------------
                  Balance January 1, 2001                $    280,228       $    174,678
                  Additions during 2001                       443,436
                  Depreciation expense for 2001                                   79,924
                                                         -------------      -------------
                  Balance December 31, 2001                   723,664            254,602
                  Additions during 2002                       577,149
                  Depreciation expense for 2002                                  151,354
                                                         -------------      -------------
                  Balance December 31, 2002              $  1,300,813       $    405,956
                                                         =============      =============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  NOTES PAYABLE - LONG-TERM

          A subsidiary of the company (CTEL) has a revolving line of credit with Bank One in the amount of $100,000, with a final maturity of May 5, 2005. Amounts drawn and outstanding were $77,326 and $45,778 as of December 31, 2002 and 2001, respectively. Monthly payments are due based on the greatest of accrued interest, $250 or 3% of the total amount outstanding. Interest is computed at prime plus 1.25% (5.50% as of December 31, 2002).

          CTEL has an additional business line of credit with Wells Fargo Bank in the amount of $90,000. The line has no maturity date. The balance outstanding was $79,180 and $70,030 as of December 31, 2002 and 2001, respectively. Monthly payments are based on 2% of the outstanding balance. Interest is computed at prime plus 6.0% (10.25% as of December 31, 2002).

          CTEL, in connection with its acquisition of Trade Systems Interchange, has a loan payable to DWW Software in the amount of $60,000, with no specified maturity date. The balance outstanding was $59,616 as of December 31, 2002. Quarterly payments of $5,000 of principal plus interest are due until the balance is paid. Interest is computed at 9%. The owner of DWW Software is also a shareholder in the company.

          A subsidiary of the company (JMG) has a business loan with M&I Marshall & Ilsley Bank, with a final maturity date of May 1, 2004. The balance outstanding was $29,532 as of December 31, 2002. Monthly payments of $1,847 of principal and interest are due until the balance is paid. Interest is computed at 8.5%.

          JMG also has a $100,000 loan payable to Joseph Lekan, the former owner of JM Graphics, Inc., arising from the company's purchase of JMG during April 2001. The balance outstanding was $88,127 as of December 31, 2002. Quarterly payments of $5,000 plus interest are payable with a maturity date of March 15, 2005, at which time any unpaid amount is due. Interest is computed at 9%.

          CTEL has a business loan with Creative Services in the amount of $35,842 with no specified maturity date and an interest rate of 12.0% as of December 31, 2002.

          CTEL has a business loan with Great Lakes Advisors, Inc. in the amount of $24,728 as of December 31, 2002. Quarterly payments of $2,000, including interest, are payable with no specified maturity date. Interest is computed at 10.0%.

          A subsidiary of the company (ICS) has a business loan with Marshall & Ilsley Bank with a final maturity of May 1, 2005. The balance outstanding was $306,687 as of December 31, 2002. Monthly payments of $5,712 of principal and interest of 6.9% are due until the balance is paid.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  NOTES PAYABLE - LONG-TERM (continued)

          The company has agreed to purchase as treasury stock 247,306 shares from Mehdi Ghafourifar at $1.00 per share. A down payment of $28,000 and three monthly payments of $7,000 have been received, bringing the balance to $198,306 as of December 31, 2002.

          Monthly payments of $7,000 plus interest of 10% per annum are due with a balloon payment due on March 15, 2004.

          CTEL has business lines of credit with several credit card companies in the aggregate amount of $131,500. Balances outstanding on the credit lines were $62,952 as of December 31, 2002. Monthly payments approximate $3,000. Interest rates range from 8.25% to 27%.

                                                   Balance
                                                    as of
                                                 December 31,         Current         Long-Term
                                                     2002             Portion          Portion
                                               -----------------   --------------   --------------
          Bank One                             $      77,326       $    20,552      $    56,774
          Wells Fargo                                 79,180            10,227           68,953
          Credit cards                                62,952            33,580           29,372
          DWW Software                                59,616            20,000           39,616
          M&I Marshall & Ilsley Bank                 336,219            69,353          266,866
          Joseph Lekan                                88,127            11,945           76,182
          Great Lakes Advisors                        24,728             8,000           16,728
          Creative Services                           35,842            11,947           23,895
          Medhi Ghafourifar                          198,306            84,000          114,306
          Related parties (see Note 6)               127,817            42,606           85,211
          Capital leases                              14,397             8,918            5,479
                                                -------------      ------------     ------------
                    Total                       $  1,404,510       $   321,128      $   783,382
                                                =============      ============     ============

          The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

                                     2003                      $   321,128
                                     2004                          326,701
                                     2005                          402,129
                                     2006                            9,015
                                     2007                            5,882
                                   Thereafter                       39,655
                                                               ------------
                                                               $ 1,104,510
                                                               ============

                                      F-16

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  NOTES PAYABLE TO STOCKHOLDER

          From time to time officers and stockholders of the company have loaned funds to the subsidiaries. There is no definite repayment schedule, although management has elected to treat approximately one-third as currently payable. Interest is payable quarterly based on rates of 9% to 12% per annum.

                                                                                         2002           2001
                                                                                     -----------    -----------
          Related party notes as of January 1                                        $   86,195    $    42,660
          New loans during the year                                                      81,980        170,353
          Repayments during the year                                                    (40,355)      (126,821)
                                                                                     -----------    -----------
                    Balance at December 31                                           $  127,817     $   86,192
                                                                                     ===========    ===========

NOTE 7 -  DEFERRED COMPENSATION PAYABLE

          As part of the acquisition of Tradecard, Inc., the company assumed a deferred compensation liability for payment to a key employee after her retirement of $2,500 per month for 120 months.

          The present value, using an after-tax interest factor of 7% of future payments required under the agreement, is being charged to operations over the period of active employment until her age 65 retirement date in approximately nine years.

          The company received assets intended to fund this liability of a Merrill Lynch investment account with a value of $42,003 as of December 31, 2002, and a life insurance policy with a $300,000 death benefit payable to the company and a cash value as of December 31, 2002, of $11,082. The investment account and the cash value are included in other assets.


NOTE 8 -  INCOME TAXES

          Income tax expense consists of the following components:

                                                                                         2002           2001
                                                                                     -----------    -----------
          Currently payable - foreign                                                $   (8,271)    $    8,271
          Currently payable - federal                                                     8,859          1,108
          Currently payable - state                                                       3,808            860
          Deferred
              Federal                                                                                    4,076
              State                                                                                      2,531
                                                                                     -----------    -----------
                    Total expense                                                    $    4,126     $   16,846
                                                                                     ===========    ===========
          Deferred income tax assets are attributable to the
            tax benefits of net operating loss carryforwards as
            follows:
              Classified as a long-term asset                                                       $    6,607
                                                                                                    ===========

                                      F-17

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS

          During 2000, the company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five year anniversary of the first exercise date.

          Pursuant to the plan, options were granted to purchase shares at $3.00 per share ($.50 per share after six-for-one split) as follows:


                    Grant Date           First Exercise Date        Shares
                    ----------           -------------------        --------
                    July 17, 2000        January 15, 2002           354,000
                    July 26, 2000        August 1, 2001             168,000
                    July 26, 2000        September 1, 2001           48,000
                    July 26, 2000        December 1, 2001            60,000
                    August 26, 2000      September 1, 2001           60,000
                    March 28, 2001       April 1, 2003               60,000
                    April 5, 2001        April 1, 2003               90,000
                                                                   --------
                              Total at $.50 per share               840,000
                                                                   ========


          Also during 2001, options were granted to purchase shares at $6.00 ($1.00 per share after six-for-one split) as follows:


                    Grant Date           First Exercise Date       Shares
                    ----------           -------------------       --------
                    January 26, 2001     April 1, 2002              600,000
                    December 21, 2001    March 1, 2003              288,000
                    December 21, 2001    September 1, 2003          108,000
                    December 21, 2001    March 1, 2004               24,000
                    December 21, 2001    April 1, 2004              180,000
                    December 21, 2001    June 1, 2004                18,000
                    December 21, 2001    October 1, 2004             96,000
                                                                  ---------
                              Total at $1.00 per share            1,314,000
                                                                  =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS (continued)


          During 2002, options were granted to purchase shares as follows:


                    Grant Date           First Exercise Date       Shares
                    -----------------    -------------------       --------
                    At $.60 per Share
                    -----------------
                    November 8, 2002     September 30, 2004          15,000

                    At $.25 per Share
                    -----------------
                    December 12, 2002    March 1, 2004              100,000



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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS

          The company currently leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is 100% owned by officers and stockholders of the company. The lease commenced October 1, 2002, and expires September 30, 2004. Lease payments are $5,000 per month plus certain operating costs including insurance, utilities, maintenance and other-than-structural repairs, and 50% of increased real estate taxes over the 2002 taxes.

          JM Graphics also leases its operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC. The lease commenced January 1, 2001, and expires December 31, 2003. Lease payments are $3,000 per month.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          The company has various leases for office facilities and vehicles which are classified as operating leases. Total rent expense for all operating leases for 2002 and 2001, is summarized below:

                                                                           2001              2000
                                                                      --------------    --------------
               Office facilities on month-to-month leases             $       2,400     $      30,475
               Related party lease (see Note 9)                              92,500            54,000
               North Chicago, Illinois                                       25,200
               Rohnert Park, California                                      20,328            14,784
               San Jose, California                                          16,060             8,363
               Lewis Center, Ohio                                            16,000
               Durham, Ontario, Canada                                        4,905             2,583
               Vehicle leases                                                26,662            28,586
               Equipment                                                     48,289
                                                                      --------------    --------------
                                                                      $     252,344     $     138,791
                                                                      ==============    ==============

          Minimum future lease commitments as of December 31, 2002, are summarized as follows:

                                                                Office
                                                              Facilities        Vehicles        Equipment
                                                              ----------      ------------     ------------
                    Year ended December 31
                                2003                           $ 214,995       $   24,966       $   46,811
                                2004                             205,050           20,226           12,738
                                2005                             124,294            8,499
                                2006                              42,257
                                2007                              43,526
                                After                              3,636
                                                               ---------       ----------       ----------
                                                               $ 633,758       $   53,691       $   59,549
                                                               =========       ==========       ==========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EARNINGS PER SHARE

          Earnings per share are based on the weighted average number of shares outstanding for the year, restated for the two stock splits in 1999. Weighted average shares outstanding were 15,141,659 and 14,313,466 for 2002 and 2001, respectively. Common stock option shares have not been included due to their antidilutive effect.


NOTE 13 - BUSINESS SEGMENTS

          The company has two business segments for which discrete financial information is available: the barter trade exchange business and the printing business.

          The barter trade exchange business is operated in the United States by Continental Trade Exchange, Ltd. and in Canada by Continental Trade Exchange of Canada, Ltd. The Canadian operation is aggregated with the United States business because it is significantly less than 10 percent of company revenue, profit, and assets. Barter trade exchanges permit members to barter their goods and services with other members in a variety of different ways.

          The printing business is operated in the Milwaukee, Wisconsin area by JM Graphics, Inc., which operates a pre-press company and by International Corporate Service, Inc. which operates a four-color printing company.

          Segment data for 2002 is as follows:

                                                                             Inter-
                                      Barter      Printing    Corporate     Company       Total
                                    -----------  -----------  -----------  -----------  -----------
          Gross revenue             $ 2,883,154   $  837,978   $      137   $  (61,861)  $ 3,659,408
          Net revenue                 2,878,614      124,273          137      (38,014)    2,965,010
          Net interest expense           32,524       32,030       12,781                     77,335
          Pretax income (loss)          414,215     (213,349)    (168,772)                    32,094
          Assets                      2,695,323      714,088       82,621                  3,492,032
          Depreciation and
            amortization                117,207       68,014                                 185,221

          For 2001, the printing business committed only of the pre-press company, which had sales of $581,245, net revenue of $155,144, and a pretax loss of 47,577. Interest expense was $11,921 and depreciation was $31,384.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - SUBSEQUENT EVENT

          On February 26, 2003, the shareholders of the company approved amending the articles of incorporation to increase the authorized capital to 100,000,000 shares divided into 10,000,000 shares of preferred stock and 90,000,000 shares of common stock, both with $.0001 par value per share.

          On March 24, 2003, the company entered into an agreement to acquire a California barter exchange in the San Francisco Bay Area for approximately $750,000. The acquisition is expected to add 1,200 to 1,400 customers and to produce revenues of $50,000 per month.

EXHIBIT INDEX


   Exhibit
   Number                                       Description
   ------                                       -----------
     3.1     Articles of Incorporation of the Registrant *
     3.2     Articles of Amendment of the Registrant *
     3.3     Bylaws of the Registrant *
    10.1     Lease Agreement, between Glendale Investments, LLC. and the Registrant *

             * Incorporated by refernece to the registration statement of the company on Form SB-2 File No. 333-94597