Form 10QSB
period 2003-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2003-05-21
CIK 1097430

<SEQUENCE>1
<FILENAME>ims03310310qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2003

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

Common Stock, $.0001 Par Value -- 16,113,614 shares as of March 31, 2003.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - March 31, 2003                       2
                        and December 31, 2002

                      Condensed consolidated statements of income - Three months
                        ended March 31, 2003 and 2002                                              3

                      Condensed consolidated statements of cash flows - Three
                        months ended March 31, 2003 and 2002                                       4

                      Notes to condensed consolidated financial statements -
                        March 31, 2003                                                             5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       7


Part II.  Other Information                                                                        8

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               March 31,          December 31,
                                                                 2003                 2002
                                                         -----------------    -----------------
             ASSETS
Current assets
    Cash                                                  $      41,981        $      22,667
    Accounts receivable, net                                    784,201              724,659
    Inventory                                                   148,351              146,252
                                                          --------------       --------------
          Total current assets                                  974,533              893,578
                                                         --------------       --------------
Furniture and equipment
    Furniture and equipment                                   1,346,250            1,300,813
       Less accumulated depreciation                           (453,363)            (405,956)
                                                          --------------       --------------
          Net furniture and equipment                           892,887              894,857
                                                          --------------       --------------
Other assets
    Restricted cash                                             120,237               80,047
    Membership lists                                          1,401,327              876,639
    Goodwill                                                    626,401              626,400
    Investment in real estate                                    43,000               43,000
    Other                                                       106,246               77,511
                                                          --------------       --------------
          Total other assets                                  2,297,211            1,703,597
                                                          --------------       --------------
          Total assets                                    $   4,164,631        $   3,492,032
                                                          ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                            $     619,627        $     554,647
    Other current liabilities                                    95,001              128,770
                                                          --------------       --------------
          Total current liabilities                             714,628              683,417
                                                          --------------       --------------
Long-term liabilities
    Notes payable to banks                                      880,771              655,565
    Notes payable to stockholders                               126,723              127,817
    Other long-term liabilities                                  53,376               53,085
                                                          --------------       --------------
          Total long-term liabilities                         1,060,870              836,467
                                                          --------------       --------------
          Total liabilities                                   1,775,498            1,519,884
                                                          --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                    1,605                1,605
Paid in capital                                               2,741,749            2,234,149
Treasury stock                                                 (268,306)            (268,306)
Retained earnings (deficit)                                     (85,915)               4,700
                                                          --------------       --------------
          Total stockholder equity                            2,389,133            1,972,148
                                                          --------------       --------------
          Total liabilities and stockholder equity        $   4,164,631        $   3,492,032
                                                          ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                     ---------------------------------
                                                           2003                2002
                                                     --------------     --------------
Income

   Gross revenue                                     $     952,411      $     665,446

   Cost of sales                                           141,593             94,143
                                                     --------------     --------------
   Net revenue                                             810,818            571,303
                                                     --------------     --------------
Expenses

   Payroll, related taxes and employee benefits            478,919            358,461

   General and administrative                              299,241            157,090

   Occupancy                                                62,757             50,485

   Selling                                                  60,717             39,754

   Other                                                    30,003             11,336
                                                     --------------     --------------
         Total expenses                                    931,637            617,126
                                                     --------------     --------------
Income (loss) before income taxes                         (120,819)           (45,823)

Income tax expense (benefit)                               (30,205)                 0
                                                     --------------     --------------
         Net income (loss)                           $     (90,614)     $     (45,823)
                                                     ==============     ==============
         Net income (loss) per common share          $        (.01)     $        (.00)

Weighted average common shares outstanding              15,961,792         14,706,200

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Three Months Ended
                                                                            -----------------------------------
                                                                                 March 31,            March 31,
                                                                                   2003                 2002
                                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                    (129,962)              53,142
                                                                             -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash deposited in escrow account                                              (40,190)                   0
    Capital expenditures                                                          (15,437)              (2,938)
    Business acquisitions                                                         (22,000)                   0
                                                                             -------------       --------------
          Net cash used in investing activities                                   (77,627)              (2,938)
                                                                             -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                             46,904              (24,330)
    Proceeds (costs) related to issuance of stock                                 179,999                7,500
                                                                             -------------       --------------
          Net cash provided by financing activities                               226,903              (16,830)
                                                                             -------------       --------------
          Net increase (decrease) in cash                                          19,314               33,374

Cash at beginning of period                                                        22,667               46,663
                                                                             -------------       --------------
Cash at end of period                                                        $     41,981        $      80,037
                                                                             =============       ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired                                             692,454                    0
        Less:  Liabilities assumed                                               (226,410)                   0
               Stock issued                                                      (327,600)                   0
               Note payable                                                      (116,444)                   0
                                                                             -------------       --------------
        Net cash paid for acquisitions                                       $     22,000        $           0
                                                                             =============       ==============



                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB for the year ended December 31, 2003 and filed on March 31, 2003.

NOTE B - INVENTORY

Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.


NOTE C - BUSINESS ACQUISITION

On March 31, 2003, IMS purchased selected assets and liabilities of BarterNet of Brentwood, California for $750,000, discounted to a present value of $692,454. Terms of the acquisition include a down payment of $22,000, two payments of $10,000 to be made in 2003, and 36 monthly payments of $3,000 beginning May 2003, including interest of $11,556 at 7.5%. IMS also assumed a note payable to the former owners of BarterNet in the amount of $207,500 discounted to $161,510, payable in 166 semi-monthly installments of $1,250. In addition, IMS assumed $64,900 of current liabilities and issued 327,600 shares of its common stock.

The assets acquired include $122,454 for accounts receivable, $30,000 for furniture and equipment, and $540,000 for the membership list.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the quarter ending March 31, 2003, gross revenue increased 43% to $952,411 compared to $665,446 for the first quarter of 2002. Net revenue increased 42% in the first quarter of 2003 to $810,818, up $239,515 from the same period of 2002. The increased revenue was a result of higher trading volume of the Continental Trade Exchange barter network plus several acquisitions that were made during 2002 and the first quarter of 2003. The specific acquisitions were:
International Corporate Services, Inc., a four-color printing company located in Menomonee Falls, Wisconsin; Tradecard/Tradecorp, a barter exchange in Columbus, Ohio; and BarterNet, a trade exchange with offices in Brentwood, CA. In the first quarter of 2003, the Continental Trade Exchange barter business had a profit of $51,573. The JM Graphics prepress division had a loss of $25,022, and International Corporate Services, the printing division, had a loss of $29,126. During the same period, non-operating expenses for investor relations and consulting work associated with the public trading of the Company's stock created additional expenses of $118,244 which resulted in a net loss of $90,614 for the quarter. Virtually none of that loss was from operations, but was related to the marketing of the Company's stock. Furthermore, most of these consulting costs were paid through the issuance of shares of IMS's common stock and did not have a negative effect on the Company's cash flow.

Total expenses during the first quarter of 2003 increased from $617,126 in the first quarter of 2002 to $931,637 at the end of the current period. The increased expenses were attributed to the recent acquisitions along with the investor relations consulting expenses described above. The Company's operating loss without the investor relations expenses was just $2,575.

Excluding the printing and graphics division figures and the consulting expenses, the Company's core business of the barter network improved its net results from a profit of $31,633 in the first quarter of 2002 to a profit of $51,573 in the first quarter of 2003.

EBITDA for the three months ending March 31, 2003 totaled $89,696, not including stock promotion and investor relations expense.


Liquidity and Sources of Capital

During the first quarter of 2003, the Company's cash balance grew to $41,981 from $22,667 on December 31, 2002. Much of this occurred as a result of a private placement of restricted stock shares in which the Company raised $125,000 from one accredited investor.

Since the end of calendar year 2002, accounts receivable increased by $59,541. Our total current assets increased by $80,955, and our total assets increased $672,599 from $3,492,032 at December 31, 2002 to $4,164,631 at
March 31, 2003.

During the first quarter of 2003, current liabilities increased by $31,211, long-term debt increased by $224,403 and total liabilities increased by $255,614 during the same period. The primary reason for these increases was the assumption of debt and notes signed in the acquisition of BarterNet of California. As a result, the debt to equity ratio increased from 65% at the end of 2002 to 74% after the quarter ending March 31, 2003.

Common stock and paid in capital increased by $507,600 to $2,743,353 at the end of the first quarter, principally as a result of additional funds received from our private placement stock sale and the acquisition of BarterNet.


Subsequent Events

On April 1, 2003, the Company sold a majority interest in its printing and graphics businesses to Colorcraft Graphics, Inc. As a result of that transaction, management expects to see continued revenue growth in its core barter business and improved profits for the balance of this year.

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

                  On February 26, 2003 the shareholders voted to amended the bylaws, increasing the number of authorized shares to 90 million shares of common stock and 10 million shares of preferred stock.

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

Date       May 19, 2003            /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date       May 19, 2003            /s/ Danny W Weibling
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


Date:      May 19, 2003            /s/ Donald F. Mardak
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


Date:      May 19, 2003            /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended March 31, 2003



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

May 19, 2003