Form 10QSB
period 2003-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2003-08-15
CIK 1097430

<SEQUENCE>1
<FILENAME>ims06300310qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003

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

Common Stock, $.0001 Par Value -- 17,019,214 shares as of June 30, 2003.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - June 30, 2003                        2
                        and December 31, 2002

                      Condensed consolidated statements of income - Three months ended June 30, 2003 and 2002; Six months ended
                        June 30, 2003 and 2002                                                     3

                      Condensed consolidated statements of cash flows - Six
                        months ended June 30, 2003 and 2002                                        4

                      Notes to condensed consolidated financial statements -
                        June 30, 2003                                                              5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       7


Part II.  Other Information                                                                        8

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               June 30,          December 31,
                                                                 2003                 2002
                                                         -----------------    -----------------
             ASSETS
Current assets
    Cash                                                  $      62,634        $      22,667
    Accounts receivable, net                                    718,705              724,659
    Earned trade account                                        131,291                    0
    Inventory                                                   137,251              146,252
                                                          --------------       --------------
          Total current assets                                1,049,881              893,578
                                                         --------------       --------------
Furniture and equipment
    Furniture and equipment                                   1,361,344            1,300,813
       Less accumulated depreciation                           (502,398)            (405,956)
                                                          --------------       --------------
          Net furniture and equipment                           858,946              894,857
                                                          --------------       --------------
Other assets
    Restricted cash                                             180,545               80,047
    Membership lists                                          1,417,843              876,639
    Goodwill                                                    535,479              626,400
    Investment in real estate                                    43,000               43,000
    Other                                                       108,707               77,511
                                                          --------------       --------------
          Total other assets                                  2,285,574            1,703,597
                                                          --------------       --------------
          Total assets                                    $   4,194,401        $   3,492,032
                                                          ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                            $     583,790        $     554,647
    Other current liabilities                                    81,157              128,770
                                                          --------------       --------------
          Total current liabilities                             664,947              683,417
                                                          --------------       --------------
Long-term liabilities
    Notes payable to banks                                      829,532              655,565
    Notes payable to stockholders                               175,954              127,817
    Other long-term liabilities                                  55,776               53,085
                                                          --------------       --------------
          Total long-term liabilities                         1,061,262              836,467
                                                          --------------       --------------
          Total liabilities                                   1,726,209            1,519,884
                                                          --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                    1,605                1,605
Paid in capital                                               2,808,999            2,234,149
Treasury stock                                                 (293,306)            (268,306)
Canadian currency translation                                     8,602                    0
Retained earnings (deficit)                                     (57,708)               4,700
                                                          --------------       --------------
          Total stockholder equity                            2,468,192            1,972,148
                                                          --------------       --------------
          Total liabilities and stockholder equity        $   4,194,401        $   3,492,032
                                                          ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                     ---------------------------------     --------------------------------
                                                           2003                2002              2003               2002
                                                     --------------     --------------     --------------    --------------
Income

   Gross revenue                                     $   1,013,231      $     866,711      $   1,965,643     $   1,532,157

   Cost of sales                                                 0            213,011            141,593           307,154
                                                     --------------     --------------     --------------    --------------
   Net revenue                                           1,013,231            653,700          1,824,050         1,225,003
                                                     --------------     --------------     --------------    --------------
Expenses

   Payroll, related taxes and employee benefits            543,127            380,128          1,022,047           738,589

   General and administrative                              274,779            207,053            574,019           364,144

   Occupancy                                                66,028             53,507            128,786           103,992

   Selling                                                  76,871             79,878            137,588           119,632

   Other                                                    14,817             17,533             44,820            28,868
                                                     --------------     --------------     --------------    --------------
         Total expenses                                    975,622            738,099          1,907,260         1,355,225
                                                     --------------     --------------     --------------    -------------
Income (loss) before income taxes                           37,609            (84,399)           (83,210)         (130,222)

Income tax expense (benefit)                                 9,402            (18,733)           (20,803)          (18,733)
                                                     --------------     --------------     --------------    -------------
         Net income (loss)                           $      28,207      $     (65,666)     $     (62,407)    $    (111,489)
                                                     ==============     ==============     ==============    ==============
         Net income (loss) per common share          $        .002     $        (.004)     $       (.004)    $       (.008)

Weighted average common shares outstanding              16,462,148         14,827,608         16,462,148        14,827,608

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Months Ended
                                                                            -----------------------------------
                                                                                 June 30,             June 30,
                                                                                   2003                 2002
                                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                     (88,054)             (33,330)
                                                                             -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash deposited in escrow account                                              (97,807)                   0
    Capital expenditures                                                          (25,531)            (391,831)
    Business acquisitions                                                         (24,000)             (30,679)
    Treasury stock acquisitions                                                   (25,000)                   0
                                                                             -------------       --------------
          Net cash used in investing activities                                  (172,338)            (422,510)
                                                                             -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                             82,507              350,109
    Net effect of Canadian currency translation                                     8,602                    0
    Proceeds (costs) related to issuance of stock                                 209,250               85,297
                                                                             -------------       --------------
          Net cash provided by financing activities                               300,359              435,406
                                                                             -------------       --------------
          Net increase (decrease) in cash                                          39,967              (20,434)

Cash at beginning of period                                                        22,667               46,663
                                                                             -------------       --------------
Cash at end of period                                                        $     62,634        $      26,229
                                                                             =============       ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired                                             732,454                    0
        Less:  Liabilities assumed                                               (226,410)                   0
               Stock issued                                                      (365,600)                   0
               Note payable                                                      (116,444)                   0
                                                                             -------------       --------------
        Net cash paid for acquisitions                                       $     24,000        $           0
                                                                             =============       ==============



                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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


NOTE C - BUSINESS ACQUISITION

On March 31, 2003, IMS purchased selected assets and liabilities of BarterNet of Brentwood, California for $750,000, discounted to a present value of $692,454. Terms of the acquisition include a down payment of $22,000, two payments of $10,000 to be made in 2003, and 36 monthly payments of $3,000 beginning May 2003, including interest of $11,556 at 7.5%. IMS also assumed a note payable to the former owners of BarterNet in the amount of $207,500 discounted to $161,510, payable in 166 semi-monthly installments of $1,250. In addition, IMS assumed $79,799 of current liabilities and issued 327,600 shares of its common stock.

The assets acquired include $122,353 for accounts receivable, $35,000 for furniture and equipment, and $550,000 for the membership list.


NOTE D - BUSINESS DISPOSAL

On April 1, 2003, the Company transferred a majority interest in its printing and graphics businesses to Colorcraft Graphics, Inc. (CCG).

Assets in the amount of $203,035 including all accounts receivable, goodwill and shop inventory, and liabilities in the amount of $203,035 including all accounts payable, and barter payable, were transferred to CCG. The remaining assets and corresponding liabilities were retained by the Company.

JM Graphics, Inc. and International Corporate Services, Ltd. dba Imagers Ink, discontinued operations on April 1, 2003.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On March 24, 2003, International Monetary Systems, Ltd. (IMS) purchased the assets and client base of JJJC FT Limited, a California Trust that had been doing business as a trade exchange named BarterNet. The BarterNet operations had their primary offices in Brentwood, CA and also served clients in the northern California communities of Sacramento, Stockton, Modesto and Fresno. On May 29, 2003, the Company acquired the client base of TradeMasters of Louisville, KY. The effects of the former BarterNet and TradeMasters acquisitions are reflected in the IMS 2003 second quarter financial information.

In the quarter ended June 30, 2003, the Company's gross revenue increased 17% to $1,013,231 compared to $866,711 for the second quarter of 2002. Net revenue increased 55% in the second quarter of 2003 to $1,013,231, up $359,531 from the same period of 2002. The increased revenue was a result of the BarterNet and TradeMasters acquisitions described above coupled with additional internal growth of the CTE barter exchange. The substantial increase in net revenue was also a result of the two barter company acquisitions, but was further enhanced because we are no longer including the operational results of the discontinued printing divisions which had a high cost of sales in the second quarter of 2002.

In the second quarter of 2003, the Continental Trade Exchange U.S. barter business had a profit before taxes of $152,270, compared to a profit before taxes of just $17,217 in the same period of 2002. The CTE Canadian barter network had a profit before taxes of $4,418 for the quarter ended June 30, 2003 compared to a loss before taxes of ($3,481) during the same period in 2002. The U.S. and Canadian barter businesses' combined operating profits before taxes for the six months ended June 30, 2003 were $208,260.

Total expenses increased from $738,099 in the second quarter of 2002 to $975,622 in the second quarter of 2003. The increased expenses were also attributed to the acquisition of BarterNet and TradeMasters, along with the additional costs of investor relations and consulting services.

For the second quarter of 2003 International Monetary Systems, Ltd. had a net consolidated profit after taxes of $28,207 compared to a loss after taxes of $(65,666) for the same period in 2002. The CTE barter network's operating profit of $152,270 was reduced by $124,063 of expenses related to carryover charges from the discontinued printing division, as well as high non-cash charges for investor relations and consulting services. Included in the $36,103 printing business expenses for the second quarter was a charge of $25,339 for depreciation of equipment still owned by IMS. $67,250 of the $75,573 charged to investor relations, advertising and promotion was for stock issued to cover these expenses, a non-cash charge.

Earnings before interest, taxes, depreciation and amortization (EBITDA) was $140,954 for the current quarter. This compares to an EBITDA loss of $(26,455) for the same quarter last year.

Year-to-date gross revenue for the six-month period ended June 30, 2003 totaled $1,965,643 compared to $1,532,157 for the same period in 2002, an increase of 28%. Net revenue increased from $1,225,003 for the first six months of 2002 to $1,824,050 for the same period in 2003, an increase of 49%. Total expenses for the six-month period ended June 2003 were $1,907,260, compared to $1,355,225 for the same period in 2002, an increase of 41%. Total year-to-date loss for the first six months of 2003 was ($62,407) compared to ($111,489) for the same period ended June 30, 2002.

                    INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBITDA for the six months ended June 30, 2003 totaled $86,559.

LIQUIDITY AND SOURCES OF CAPITAL

During the second quarter of 2003 the Company's cash balance increased to $62,634 from $22,667 at the end of 2002.

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

Date       August 14, 2003            /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date       August 14, 2003            /s/ Danny W Weibling
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


Date:      August 14, 2003         /s/ Donald F. Mardak
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


Date:      August 14, 2003         /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended June 30, 2003



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2003