Form 10QSB
period 2003-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2003-11-13
CIK 1097430

<SEQUENCE>1
<FILENAME>ims09300310qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

Common Stock, $.0001 Par Value -- 16,732,224 shares as of September 30, 2003.

INDEX                                                                                       PAGE NUMBER
                                                                                            -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - September 30, 2003                   2
                        and December 31, 2002

                      Condensed consolidated statements of income - Three months ended September 30, 2003 and 2002; Nine months ended
                        September 30, 2003 and 2002                                                3

                      Condensed consolidated statements of cash flows - Nine
                        months ended September 30, 2003 and 2002                                   4

                      Notes to condensed consolidated financial statements -
                        September 30, 2003                                                         5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                       7


Part II.  Other Information                                                                        8

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            September 30,         December 31,
                                                                 2003                 2002
                                                         -----------------    -----------------
             ASSETS
Current assets
    Cash                                                  $      72,408        $      22,667
    Accounts receivable, net                                    742,431              724,659
    Earned trade account                                        125,281                    0
    Inventory                                                   137,251              146,252
                                                          --------------       --------------
          Total current assets                                1,077,371              893,578
                                                         --------------       --------------
Furniture and equipment
    Furniture and equipment                                   1,403,010            1,300,813
       Less accumulated depreciation                           (555,256)            (405,956)
                                                          --------------       --------------
          Net furniture and equipment                           847,754              894,857
                                                          --------------       --------------
Other assets
    Restricted cash                                             240,852               80,047
    Membership lists                                          1,387,848              876,639
    Goodwill                                                    535,478              626,400
    Investment in real estate                                    43,000               43,000
    Other                                                       141,170               77,511
                                                          --------------       --------------
          Total other assets                                  2,348,348            1,703,597
                                                          --------------       --------------
          Total assets                                    $   4,273,473        $   3,492,032
                                                          ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                            $     544,599        $     554,647
    Other current liabilities                                    72,260              128,770
                                                          --------------       --------------
          Total current liabilities                             619,859              683,417
                                                          --------------       --------------
Long-term liabilities
    Notes payable to banks                                      756,294              655,565
    Notes payable to stockholders                               184,192              127,817
    Other long-term liabilities                                  60,251               53,085
                                                          --------------       --------------
          Total long-term liabilities                         1,000,737              836,467
                                                          --------------       --------------
          Total liabilities                                   1,620,596            1,519,884
                                                          --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                                    1,605                1,605
Paid in capital                                               2,998,498            2,234,149
Treasury stock                                                 (294,306)            (268,306)
Canadian currency translation                                      (533)                   0
Retained earnings (deficit)                                     (52,387)               4,700
                                                          --------------       --------------
          Total stockholder equity                            2,652,877            1,972,148
                                                          --------------       --------------
          Total liabilities and stockholder equity        $   4,273,473        $   3,492,032
                                                          ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                     ---------------------------------     --------------------------------
                                                           2003                2002              2003               2002
                                                     --------------     --------------     --------------    --------------
Income

   Gross revenue                                     $     971,944      $     855,221      $   2,933,452     $   2,387,380

   Cost of sales                                                 0            186,439            141,593           493,595
                                                     --------------     --------------     --------------    --------------
   Net revenue                                             971,944            668,782          2,791,859         1,893,785
                                                     --------------     --------------     --------------    --------------
Expenses

   Payroll, related taxes and employee benefits            567,325            395,470          1,589,371         1,134,009

   General and administrative                              215,280            214,423            764,491           578,705

   Occupancy                                                62,343             60,597            191,129           175,608

   Selling                                                  72,263             61,938            209,851           170,550

   Other                                                    47,200             18,543            112,694            47,324
                                                     --------------     --------------     --------------    --------------
         Total expenses                                    964,411            750,971          2,867,536         2,106,196
                                                     --------------     --------------     --------------    --------------
Income (loss) before income taxes                            7,533            (82,189)           (75,677)         (212,411)

Income tax expense (benefit)                                 2,212            (12,335)           (18,591)          (31,068)
                                                     --------------     --------------     --------------    -------------
         Net income (loss)                           $       5,321      $     (69,854)     $     (57,086)    $    (181,343)
                                                     ==============     ==============     ==============    ==============
         Net income (loss) per common share          $        .001     $        (.005)     $       (.003)    $       (.012)

Weighted average common shares outstanding              16,732,224         14,988,317         16,732,224        14,988,317

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine Months Ended
                                                                            -----------------------------------
                                                                             September 30,        September 30,
                                                                                  2003                 2002
                                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                     (95,256)             (61,504)
                                                                             -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash deposited in escrow account                                             (153,639)                   0
    Capital expenditures                                                          (67,197)            (586,795)
    Business acquisitions                                                         (53,000)            (897,679)
    Treasury stock acquisitions                                                   (26,000)                   0
                                                                             -------------       --------------
          Net cash used in investing activities                                  (299,836)          (1,484,474)
                                                                             -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                             46,616              422,561
    Net effect of Canadian currency translation                                      (533)                   0
    Proceeds (costs) related to issuance of stock                                 398,750            1,150,777
                                                                             -------------       --------------
          Net cash provided by financing activities                               444,833            1,573,338
                                                                             -------------       --------------
          Net increase (decrease) in cash                                          49,741               27,360

Cash at beginning of period                                                        22,667               46,663
                                                                             -------------       --------------
Cash at end of period                                                        $     72,408        $      74,023
                                                                             =============       ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired                                             722,353                    0
        Less:  Liabilities assumed                                               (241,309)                   0
               Stock issued                                                      (365,600)                   0
               Note payable                                                       (62,444)                   0
                                                                             -------------       --------------
        Net cash paid for acquisitions                                       $     53,000        $           0
                                                                             =============       ==============



                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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


NOTE C - BUSINESS ACQUISITION

On March 31, 2003, IMS purchased selected assets and liabilities of BarterNet of Brentwood, California for $720,000, discounted to a present value of $667,154. Terms of the acquisition include a down payment of $22,000, two payments of $10,000 and 3 payments of $3,000 to be made in 2003, and 33 monthly payments of $2,100 beginning November 2003, including interest of $6,856 at 7.5%. IMS also assumed a note payable to the former owners of BarterNet in the amount of $207,500 discounted to $161,510, payable in 166 semi-monthly installments of $1,250. In addition, IMS assumed $79,799 of current liabilities and issued 327,600 shares of its common stock.

The assets acquired include $102,353 for accounts receivable, $35,000 for furniture and equipment, and $545,000 for the membership list.


NOTE D - BUSINESS DISPOSALS

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

JM Graphics, Inc. and International Corporate Services, Ltd. dba Imagers Ink, discontinued operations on April 1, 2003.

On August 31, 2003, the Company sold the assets of it's Canadian operation to an employee in that office and discontinued operations in Canada.

Assets in the amount of $30,036 including all accounts receivable, furniture and computer equipment and the membership list with all account balances were sold. The former employee issued a note receivable to the Company in the amount of $22,633 for the sale. All remaining liabilities of the Canadian operation have been paid by the Company.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the quarter ending September 30, 2003, the Company's gross revenue increased 13.6% to $971,944 compared to $855,221 for the third quarter of 2002. Net revenue increased 45% in the third quarter of 2003 to $971,944, compared to $668,782, during the same period of 2002. The increased gross revenue was a result of the BarterNet and TradeMasters acquisitions which were consummated earlier this year, coupled with additional internal growth of the Continental Trade Exchange (CTE) barter network. The substantial increase in net revenue was also a result of the two barter company acquisitions, but was further enhanced because we are no longer including the operational results of our formerly owned printing divisions which had a high cost of sales in the third quarter of 2002.

In the quarter ending September 30, 2003, the CTE barter network had a profit of $90,490, compared to a profit of $86,353 for the same period of 2002.

Total expenses during the third quarter of 2003 increased from $750,971 in the third quarter of 2002 to $964,411. The increased expenses were also attributed to the acquisition of BarterNet and TradeMasters along with the costs of investor relations, consulting services and charges from discontinued operations.

The CTE barter network's operating profit of $90,490 was reduced by expenses related to depreciation and other carryover charges from the discontinued printing division as well as additional charges for investor relations and consulting services. For the third quarter of 2003, International Monetary Systems, Ltd. had a net consolidated profit of $5,321 compared to a loss of ($69,854) for the same period in 2002.

Adding back these additional charges and non-cash expenses produced an operating profit before interest, taxes, depreciation and amortization (EBITDA) of $118,077 for the current quarter.

For the nine months ending on September 30, 2003, the CTE barter network had a year-to-date profit of $298,751. This amount was reduced by losses incurred from the operations of the printing divisions in the first quarter, ongoing expenses and depreciation from discontinued operations thereafter, and investor relations costs.

The Company's year-to-date gross revenue for the nine-month period ending September 30, 2003 totaled $2,933,452 compared to $2,387,380 for the same period in 2002, an increase of 23%. Net revenue increased from $1,893,785 for the first nine months of 2002 to $2,791,859 for the same period in 2003. This represents an increase of 47%. Total expenses for the nine-month period ending September 2003 were $2,867,536, compared to $2,106,196 for the same period in 2002, an increase of 36%. Total year-to-date loss for the first nine months of 2003 was ($57,086) compared to ($181,343) for the same period in 2002.

EBITDA for the nine months ending September 30, 2003 totaled $192,754.

                    INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND SOURCES OF CAPITAL

During the second quarter of 2003, the Company's cash balance was increased to $72,408 from $22,667 at the end of 2002. This was primarily due to funds raised through several private sales of the Company's stock.

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

                  On February 26, 2003 the shareholders voted to amend the bylaws, increasing the number of authorized shares to 90 million shares of common stock and 10 million shares of preferred stock.

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

Date       November 11, 2003          /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date       November 11, 2003          /s/ Danny W Weibling
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


Date:      November 11, 2003       /s/ Donald F. Mardak
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


Date:      November 11, 2003       /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended September 30, 2003



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 11, 2003