Form 10KSB
period 2003-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2004-03-30
CIK 1097430

<FILENAME>ims1321200310kst.txt

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's consolidated revenues for its most recent fiscal year: $3,972,386

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2003:

$6,392,526 (calculated at $.85 per share, closing price on March 29, 2004)

Number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2003:

         17,939,119 shares of Common Stock, par value $0.0001 per share

                    DOCUMENTS INCORPORATED BY REFERENCE - None

                       INTERNATIONAL MONETARY SYSTEMS, LTD.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I............................................................................  3

   Item 1.     Description of Business ...........................................  3
   Item 2.     Description of Property ...........................................  6
   Item 3.     Legal Proceedings .................................................  7
   Item 4.     Submission of Matters to a Vote of Security Holders ...............  7

PART II ..........................................................................  7

   Item 5.     Market for IMS Common Equity and Related Stockholder Matters ......  7
   Item 6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations .........................................  8
   Item 7.     Financial Statements .............................................. 10
   Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ..........................................10

PART III ......................................................................... 11

   Item 9.      Directors and Executive Officers ................................. 11
   Item 10.     Executive Compensation ........................................... 13
   Item 11.     Security Ownership of Certain Beneficial Owners and Management ... 15
   Item 12.     Certain Relationships and Related Transactions ................... 17
   Item 13.     Exhibits List and Reports On Form 8-K ............................ 18
   Item 14.     Controls and Procedures .......................................... 18
   Item 15.     Principal Accountant Fees and Services ........................... 19

                                      PART I

   In this report, "IMS", "The Company", "we", "us" and "our" refer to the Registrant, International Monetary Systems, Ltd., a Wisconsin corporation, and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

   International Monetary Systems, Ltd. was incorporated in 1989 under the laws of the State of Wisconsin. The Company acquires, owns, manages and operates trade exchanges and other related businesses.

   Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 6,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume.

   Our corporate headquarters mailing address is 16901 West Glendale Drive, P.O. Box 510305, New Berlin, Wisconsin 53151, and our telephone numbers are
(800) 559-8515 and (262) 780-3640; the telephone number for our primary facsimile line is (262) 780-3655. Our Internet addresses are www.internationalmonetary.com and www.ctebarter.com.

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

   Barter transactions which represent sales revenue are taxable as ordinary income to the recipient of the trade dollars in the conventional dollar amount of the trade dollars received, and conversely are deductible as ordinary expense by a purchaser in the conventional dollar amount of the trade dollars paid. Members' barter sales are reportable by the trade exchange to the Internal Revenue Service on Form 1099B.

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


International Monetary Systems, Ltd.

   International Monetary Systems, Ltd. (IMS) is a holding company that currently has one operating subsidiary: Continental Trade Exchange, Ltd., the CTE barter system which operates in the United States.

The Continental Trade Exchange Barter Network

   As a leader in the barter industry, Continental Trade Exchange has created a network of more than 6,000 businesses who regularly trade their goods and services with each other. Through their participation in our barter program, these companies are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. CTE functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system. In addition, we act as a principal in certain transactions in which we acquire products, fine art, real estate and other commodities that are either held as investments or sold at a profit. This allows us to fulfill one of the Company's objectives which is long-term equity building.

   To provide clients with a flexible and effective means of trading, Continental Trade Exchange has created an alternative monetary system with its own unique currency. Upon enrolling in the program, each member is assigned a barter account (much like a traditional bank account) through which it receives CTE trade dollars - the medium of exchange for the barter system. Under the T.E.F.R.A. act of 1982, we are required to report all barter sales to the IRS. For accounting and tax purposes, the IRS has ruled that trade dollars are treated the same as cash. Accordingly, the Company may in any period report significant revenue, profits and increases in net assets from transactions denominated in CTE trade dollars or other non-cash consideration.

   The CTE barter system began operations in July of 1985 and has had a record of consistent and steady growth. This growth has been generated both internally and through the acquisition of other barter networks. As we have continued to add new members to the system, we have witnessed a compounded annual growth rate of approximately 15% per year for the past decade. During that same period, we have also acquired ten independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that we believe will enable us to achieve and maintain a dominant market position. We believe that a dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

   Two of those acquisitions were consummated during 2003. In March 2003, IMS acquired the membership list and assets of Barternet, an independent barter network located in Brentwood, California. Barternet has been servicing businesses and professional people in Sacramento, Stockton, Modesto, Fresno and the East Bay area near Oakland. In June of 2003, IMS acquired the membership list of Trademasters of Louisville, Inc., an independent barter network located in Kentucky. With the addition of these two client bases, the Continental Trade Exchange barter network now boasts a membership roster totaling more than 6,000 businesses.


Other Related Businesses

   In addition to expanding our Continental Trade Exchange, we intend to acquire other related businesses that synergize with and enhance the barter network.

   In 2003 we discontinued the operations of JM Graphics and International Corporate Services, our 4-color printing company. We also sold the assets of our Canadian barter network office.


ITEM 2. DESCRIPTION OF PROPERTY.

   Our company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMS. Rent and other terms of our lease, which expires September 30, 2004, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 1,600 square feet of office space at 2300 Green Bay Road, North Chicago, Illinois, (2) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (3) 1,700 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (4) 200 square feet of office space at 1008 4th Street, Sacramento, CA, (5) 4,200 square feet at 8938 Cotter Street, Lewis Center, Ohio, (6) 700 square feet of office space at 8385 Brentwood Blvd, Brentwood, CA, and (7) 18,000 square feet of office and warehouse space at W136 N5239 Campbell Court, Menomonee Falls, Wisconsin. This last lease, which was for the International Corporate Services printing company, expires on March 1st 2004. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and, are each on a month-to-month basis or a short term lease of less than 3 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.


ITEM 3. LEGAL PROCEEDINGS.

   There are no material pending legal proceedings involving IMS or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.


                                    PART II

ITEM 5. MARKET FOR IMS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   In 2002 there was a limited trading market for our Common Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's Over-The-Counter Bulletin Board (OTCBB) under the symbol INLM on June 25, 2002. Because of the weak stock market and other factors, our stock had a relatively small amount of volume through December
31, 2002.

   The following table sets forth, for the fiscal quarters of 2003, the high and low close price quotations for IMS common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

                                                     High          Low
                                                   --------      --------
Fiscal Year Ended December 31, 2003:
   First Quarter                                   $    .35      $    .31
   Second Quarter                                  $    .60      $    .52
   Third Quarter                                   $    .47      $    .40
   Fourth Quarter                                  $    .35      $    .30


   As of December 31, 2003, the approximate number of holders of record of our Common Stock was 260.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

   Results of Operations

   Gross Revenue. Our consolidated gross revenues consist of income from the Continental Trade Exchange division in the form of: (a) transaction fees on all client barter sales; (b) monthly maintenance fees; (c) membership setup fees; (d) proceeds from the sale of merchandise from our own inventory and of dining or gift certificates, also known as "scrip"; and (e) other miscellaneous revenue; Clients are billed monthly for the fees in the CTE barter system, and we have an excellent record of collections on our receivables.

   During the calendar year ending on December 31, 2003, CTE processed $32,100,000 in barter transactions which generated revenues of $3,971,142. International Monetary Systems, Ltd. had an additional $1,244 in miscellaneous income for a grand total of $3,972,386. This compared to the year 2002 figures of $24,250,000 in barter transactions that produced revenues of $2,792,784. Total barter transactions for 2003 showed an increase of 32.3% over those for year 2002. In the same comparable period, revenues increased by 42%.

   Most of the increased revenue was a result of the two acquisitions of the trade exchanges in Brentwood, CA and Louisville, KY, plus a higher volume of transactions in the barter network.

   Operating Expenses. For 2003, operating expenses increased by $1,257,532 or 49% over 2002.

   All additional operating expenses were a result of the acquisitions made during 2003 along with higher-than-expected investor relations expenses for promoting our stock. And though IMS now has more employees than it had in the past, the personnel needed to operate the acquired offices has been reduced from the number of employees that were there under previous management. The result of these economies of scale was a substantially increased profit for the year in the trade exchange. In Calendar 2003, the Continental Trade Exchange operation had a net profit of $524,738 compared to a profit of $414,215 in 2002, an increase of 27%. These profits were diluted somewhat by investor relations and other expenses in the International Monetary Systems holding company of $352,036. This left a pretax net income for ongoing operations of $172,702. After deducting income tax expense, our net income from continuing operations was $103,902.

   The loss from discontinued operations of $346,161 (net of tax benefit of $192,000) was largely a result of the liquidation and one-time write off of all the assets of the printing divisions.

   In 2003, payroll expenses increased by $693,699 or 47% over 2002. Occupancy expenses increased from $195,187 in 2002 to $432,176 in 2003 or 121%. These increases were primarily a result of the rents paid at the new Ohio and Brentwood barter offices, along with the rents for the vacated printing facility. (Note: As of March 1, 2004, our landlord has sold the printing operation's building and those rents will cease at that time.) Selling and other expenses decreased by $58,754 or 24%.

   General and administrative expenses increased by 50% from $547,214 in 2002 to $818,126 in 2003.

   Net Income. For the calendar year ending December 31, 2003, IMS had a loss of $242,259 (because of the one-time write-off of the printing divisions) compared to earnings of $27,968 for the same period in 2002.

   Effects of Acquisitions. During fiscal 2003, we incurred additional charges associated with the acquisition of Barternet of Brentwood, CA and Trademasters of Louisville, KY. These charges, which resulted from the integration of the operations of those firms into our business, were not itemized separately. In the future, as we continue to acquire additional trade exchanges or other businesses, we expect to incur additional, higher charges in connection with the integration of those acquired operations.


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

   We do not currently have any major capital commitments. However, we are in the final stages of acquiring another barter exchange located in California.
The financing of this acquisition will be done with the seller. We also intend to continue to seek opportunities to acquire other exchanges in the near future.

   Changes in Assets and Liabilities

   During 2003, our cash on hand increased from $22,667 at the end of year 2002 to $113,023 as of December 31, 2003. The increase in cash was due in part to several private placements and other stock issuances in which we raised $573,284.

   Our total current assets increased from $893,578 in 2002 to $1,215,397 in 2003. This represents an increase of 36%. Net property and equipment decreased by $496,125 or 55% from 2002 to 2003,primarily because of the liquidation of the printing division's equipment. From 2002 to 2003, our total assets increased $631,075 or 18% from $3,492,032 at December 31, 2002 to $4,123,107 at December
31, 2003. Our current ratio improved from 1.3 to 1 in 2002 to 1.8 to 1 in 2003.

   Current liabilities decreased by $3,452 from 2002 to 2003. Long-term debt increased by $42,797 during the same period. As a result, the debt to equity ratio was reduced from 77% in 2002 to 61% in 2003.

   Common stock and paid in capital increased 41% from 2002 to 2003, from $2,235,754 to $3,154,636, principally as a result of the acquisitions made during 2003, along with funds raised in our private placements. Because of the write-off of the printing division's assets, our retained earnings decreased from 2002 to 2003, from $4,700 to a deficit of $237,559.


ITEM 7. FINANCIAL STATEMENTS.

   Our consolidated financial statements and related notes, and the report of Smith & Gesteland LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-23.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

   The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMS, as of December 31, 2003.

Name                      Age       Position
----                      ---       --------
Donald F. Mardak           67       Chief Executive Officer, President and Director
John E. Strabley, Jr.      40       Executive Vice President and Director
Dale L. Mardak             43       Vice President and Director
Danny W. Weibling          55       Treasurer and Chief Financial Officer
Patricia A. Katisch        58       Corporate Secretary
Wayne Emmer                49       Director
Gerald Van Dyn Hoven       47       Director
Thomas Delacy              39       Director

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

   Dale L. Mardak has been Vice President of IMS since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and IMS. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker. Currently, he is serving a term on the NATE Board of Directors.

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

   Thomas Delacy is currently the president and CEO of Independent Inspections, Inc. Thomas has a degree in geology from the University of Wisconsin - LaCrosse, and he is a Wisconsin State Certified Building Inspector.

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

   Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMS believes that there was compliance for the fiscal year ended December 31, 2003 with all
Section 16(a) reports filed by them.


ITEM 10. EXECUTIVE COMPENSATION.

   Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 2001, 2002 and 2003, respectively. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this report as "named executive officers". Because no other executive officer of our company was paid more than $100,000 for any of our last three fiscal years, only the compensation paid by us to our Chief Executive Officer is included in the table,

                                                            Annual Compensation
                                                      ------------------------------       All Other
             Name and Principal Positions             Year     Salary($)    Bonus($)      Compensation($)
             ----------------------------             ----     ---------    --------      ---------------
Donald F. Mardak . . . . .. . . . . . . . . . . . . . 2003      123,000        --              ---
   Chief Executive Officer and President              2002      122,000        --              ---
                                                      2001      121,000        --              ---

Options Grants in the Last Fiscal Year. No options were granted to our Chief Executive Officer, our only named executive officer, for our fiscal year ended December 31, 2003.

   In December of 2003, options covering 50,000 and 30,000 shares of common stock, exercisable for five years commencing April 1, 2006 at $.30 per share, were granted to Danny W Weibling, Treasurer and CFO and Alesia Peters, wife of Danny W Weibling, respectively.

   Option Exercises in 2003 and Aggregate Option Values at December 31, 2003. No options were exercised by our chief Executive Officer, our only named executive officer, during fiscal 2003. As of December 31, 2003, 90,000 unexercised options that were issued in fiscal 2000 plus 72,000 unexercised options issued in 2001 were held by our Chief Executive Officer. No options were exercised by our other officers during fiscal 2003. As of December 31, 2003, unexercised options that were issued in fiscal 2002 and 2003 were held by our other officers in the following amounts: John Strabley, 132,000 shares, Dale Mardak, 132,000 shares and Danny Weibling, 140,000 shares, respectively.


Employment Agreements

   As of October 19, 2000, we entered into employment agreements with Donald F. Mardak, our president, and Dale L. Mardak and John E. Strabley, Jr., our vice presidents, pursuant to which these employees will receive annual base salaries of $120,000, $70,000 and $75,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer at his discretion. Current base salaries are $130,000, $86,000 and $94,000 respectively. On April 1, 2001, Danny W. Weibling, our Treasurer and chief Financial Officer also entered into an employment agreement, pursuant to which he will receive an annual base salary of $70,000 plus bonuses and increases for additional company acquisitions. Current base salary is $90,000. Each such contract is for an initial term of three years, commencing as of November 1, 2000 for Messrs. Mardak, Mardak and Strabley and as of April 1, 2001 for Mr. Weibling. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMS or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMS.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2003, by:

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

                                                           Shares beneficially owned
                                                            as of December 31, 2003
                                                           -------------------------
Name of Beneficial Owner                                       Number      Percent
------------------------------------                        -----------    -------
Donald F. Mardak (1) ...................................      8,755,000     48.80%

Dale L. Mardak (2) .....................................        696,000      3.88%

John E. Strabley, Jr. (3) ...............................       318,000      1.77%

Danny W Weibling (4) ....................................        91,500      0.51%

Gerald Van Dyn Hoven  ...................................       189,000      1.06%

Wayne Emmer  ............................................       105,000      0.58%

Thomas Delacy ...........................................       255,000      1.42%

Patricia Katisch  ........................................        9,000      0.05%

All directors and executive officers
   as a group (7 persons).................................   10,418,500     58.07%

(1) Does not include 270,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 162,000 shares of exercisable options.

* All shares owned by Donald F. and Judy E. Mardak are how held in a revocable living trust.

(2) Does not include 4,200 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 132,000 shares of exercisable options.

(3) Does not include 600,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership. Does not include 132,000 shares of exercisable options.

(4) Does not include 75,000 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does not include 90,000 shares of exercisable options and 50,000 shares subject to options exercisable within 2 years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Certain Transactions

   We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr., officers and directors of our company, under a triple net lease which commenced in October, 2002 and expires September 30, 2004. For the fiscal year ended December 31, 2002, we made rental payments of $91,000 and in the fiscal year ended December 31, 2003, we made rental payments of $72,000 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

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

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES.

   (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-KSB. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the C company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

   The aggregate fees billed for our fiscal years ended December 31, 2003 and 2002 by Smith & Gesteland, LLP, our principal accountants in 2003 and 2002 respectively, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $29,000 and $27,000 respectively.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTERNATIONAL MONETARY SYSTEMS, LTD.



     Dated:  March 29, 2004                  By:      /s/ DONALD F. MARDAK
                                             -----------------------------------
                                                  Donald F. Mardak, President
                                                 (Principal Executive Officer)




     Dated:  March 29, 2004                  By:      /s/ DANNY W. WEIBLING, CPA
                                             -----------------------------------
                                                 Danny W. Weibling, Treasurer
                                                 (Principal Financial Officer)

   In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


          SIGNATURE                       TITLE                       DATE

    /s/ DONALD F. MARDAK        Chief Executive Officer,         March 29, 2004
-----------------------------     President (Principal
      Donald F. Mardak             Executive Officer)
                                      and Director

     /s/ DALE L. MARDAK              Vice President              March 29, 2004
-----------------------------         and Director
       Dale L. Mardak


  /s/ JOHN E. STRABLEY, JR.     Executive Vice President         March 29, 2004
-----------------------------         and Director
    John E. Strabley, Jr.

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

Date:      March 29, 2004          /s/ Donald F. Mardak
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

Date:      March 29, 2004          /s/ Danny W. Weibling
           --------------         ----------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants ...................  F-1

Financial Statements:

Consolidated Balance Sheets ..........................................  F-2

Consolidated Statements of Income ....................................  F-4

Consolidated Statements of Changes in Stockholder Equity .............  F-5

Consolidated Statements of Cash Flows ................................  F-6

Notes to Consolidated Financial Statements ...........................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin


   We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd., and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly the consolidated financial position of International Monetary Systems, Ltd., and subsidiaries at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Madison, Wisconsin                              /s/ SMITH & GESTELAND, LLP
February 25, 2004, except for Note 15,              SMITH & GESTELAND, LLP
as to which the date is March 25, 2004

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                                2003            2002
                                                             ---------       ---------
             ASSETS

Current assets
   Cash                                                     $  113,023      $   22,667
   Accounts receivable, net of allowance for doubtful
     accounts of $158,774 in 2003 and $153,290 in 2002         745,270         724,659
   Earned trade account                                        164,961
   Inventory                                                   136,672         146,252
   Prepaid expenses                                              5,552
   Current portion of notes receivable                          49,919
                                                             ---------       ---------
        Total current assets                                 1,215,397         893,578
                                                             ---------       ---------
Property and equipment
   Leasehold improvements                                        9,652          27,219
   Furniture and equipment                                     813,734       1,273,594
                                                             ---------       ---------
                                                               823,386       1,300,813

      Less accumulated depreciation                           (424,654)       (405,956)
                                                             ---------       ---------
        Net property and equipment                             398,732         894,857
                                                             ---------       ---------
Other assets
   Restricted cash                                             301,230          80,047
   Notes receivable                                             49,736
   Membership lists                                          1,363,109         876,639
   Goodwill                                                    535,478         626,400
   Investment in real estate                                    43,000          43,000
   Other                                                        92,425          77,511
   Deferred income taxes                                       124,000
                                                             ---------       ---------
        Total other assets                                   2,508,978       1,703,597
                                                             ---------       ---------
        Total assets                                        $4,123,107      $3,492,032
                                                             =========       =========

      The accompanying notes are an integral part of the financial statements.

                                                                2003            2002
                                                             ---------       ---------
             LIABILITIES

Current liabilities
   Accounts payable                                         $   70,781      $  233,519
   Earned trade account - deficit                                               20,385
   Payroll and payroll taxes                                   114,482          69,722
   Sales taxes                                                  26,177          11,813
   Accrued income taxes                                                         10,350
   Other accrued expenses                                       21,000          16,500
   Current portion of long-term debt                           447,165         321,128
                                                             ---------       ---------
        Total current liabilities                              679,965         683,417
                                                             ---------       ---------
Long-term liabilities
   Capital leases                                               13,395           5,479
   Notes payable                                               608,495         650,086
   Notes payable to related parties                            193,329         127,817
   Deferred compensation payable                                64,045          53,085
                                                             ---------       ---------
        Total long-term liabilities                            879,264         836,467
                                                             ---------       ---------
        Total liabilities                                    1,559,229       1,519,884
                                                             ---------       ---------
             STOCKHOLDER EQUITY

Common stock, $.0001 par value                                   1,832           1,605

Paid in capital                                              3,152,806       2,234,149

Treasury stock                                                (353,201)       (268,306)

Retained earnings (deficit)                                   (237,559)          4,700
                                                             ---------       ---------
        Total stockholder equity                             2,563,878       1,972,148
                                                             ---------       ---------
        Total liabilities and stockholder equity            $4,123,107      $3,492,032
                                                             =========       =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                            2003              2002
                                                        -----------       -----------
Income
  Gross revenue                                         $ 3,972,386       $ 2,792,784

  Cost of sales                                                                 4,539
                                                        -----------       -----------
        Net revenue                                       3,972,386         2,788,245
                                                        -----------       -----------
Expenses

  Payroll, related taxes and employee benefits            2,159,870         1,466,171

  General and administrative                                818,126           547,214

  Occupancy                                                 432,176           195,187

  Selling                                                   186,457           245,211

  Other                                                     203,055            88,369
                                                        -----------       -----------
        Total expenses                                    3,799,684         2,542,152
                                                        -----------       -----------
Income before income taxes                                  172,702           246,093

Income tax expense                                           68,800             4,126
                                                        -----------       -----------
        Net income from continuing operations               103,902           241,967

Loss on discontinued operations net of tax benefit
  of $192,000                                              (346,161)         (213,999)
                                                        -----------       -----------
        Net income (loss)                               $  (242,259)      $    27,968
                                                        ===========       ===========
        Basic earnings per common share                $      (0.02)      $      0.01

        Diluted earnings per common share                     (0.02)             0.01


      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                                         Common Stock                             Retained           Total
                                                   --------------------------      Paid in        Earnings        Stockholder
                                                      Shares         Amount        Capital        (Deficit)          Equity
                                                   ------------    ----------   ------------     -----------     ------------
Balance December 31, 2001                          14,640,978       $  1,464     $1,126,151       $ (23,268)      $1,104,347

                 2002
------------------------------------------
Net income for 2002                                                                                  27,968           27,968
Stock offering                                        266,942             27         58,112                           58,139
Shares issued in conjunction with
  acquisition of businesses                         1,140,000            114      1,049,886                        1,050,000
                                                   ----------       --------      ---------       ---------        ---------
Balance December 31, 2002                          16,047,920          1,605      2,234,149           4,700        2,240,454

                 2003
------------------------------------------
Net loss 2003                                                                                      (242,259)        (242,259)
Stock offering                                      1,909,649            191         573,093                         573,284
Shares issued in conjunction with
  acquisition of businesses                           363,600             36         345,564                         345,600
                                                   ----------       --------       ---------       ---------       ---------
Balance December 31, 2003                          18,321,169      $   1,832      $3,152,806       $(237,559)     $2,917,079
                                                                    ========       =========       =========
  Less treasury stock                                (382,050)                                                      (353,201)
                                                   ----------                                                      ---------
                                                   17,939,119                                                     $2,563,878
                                                   ==========                                                      =========








      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                    2003            2002
                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(242,259)       $  27,968
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
       Depreciation and amortization                               248,476          185,221
       Loss on disposal or imparement of segment units             521,238
       Bad debts provision                                           5,484
       Deferred income taxes                                      (124,000)
       Changes in assets and liabilities
          Accounts receivable                                       85,258           43,982
          Earned trade account                                    (205,346)         (86,622)
          Inventory                                                  9,580          (27,547)
          Prepaid expenses                                          (5,552)
          Other assets                                             (14,914)            (852)
          Accounts payable                                        (232,802)         (35,063)
          Payroll and payroll taxes                                 45,120           11,009
          Accrued rent                                               4,500           16,500
          Sales taxes                                               14,364            8,345
          Accrued income taxes                                     (10,350)             111
          Deferred compensation plan                                10,960
                                                                 ---------        ---------
        Net cash provided by operating activities                  109,757          143,052
                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash deposited in escrow account                                (221,183)         (80,047)
  Business acquisitions                                            (24,000)          (3,175)
  Capital expenditures                                            (157,792)         (60,649)
                                                                 ---------        ---------
        Net cash used in investing activities                     (402,975)        (143,871)
                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of debt                                           (168,508)         (56,752)
  Net repayment for capital leases                                  (1,819)          (7,554)
  Net borrowings from related parties                               65,512           31,991
  Treasury stock acquisitions                                      (84,895)         (49,000)
  Proceeds from issuance of stock                                  573,284           58,138
                                                                 ---------        ---------
        Net cash provided by financing activities                  383,574          (23,177)
                                                                 ---------        ---------
        Net increase (decrease) in cash                             90,356          (23,996)

Cash at beginning of period                                         22,667           46,663
                                                                 ---------        ---------
Cash at end of period                                            $ 113,023        $  22,667
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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                                   continued

                                                                     2003            2002
                                                                  ----------      ----------

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                         $  112,115     $    77,749
  Cash paid for income taxes                                         11,150           4,777

SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Acquisitions:
      Fair value of assets acquired                              $  722,353     $ 1,954,761
      Less: Liabilities assumed                                    (332,753)       (818,061)
            Stock issued                                           (345,600)     (1,050,000)
            Trade dollars paid                                      (20,000)        (76,000)
            Cash acquired                                                            (7,525)
                                                                 ----------     -----------
      Net cash paid for acquisitions                             $   24,000     $     3,175
                                                                 ==========     ===========

  Treasury stock acquired for debt                               $              $   198,306
  Treasury stock for trade dollars                                                   21,000
  Notes receivable received from the sale of assets                   99,655










      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

          A.   ORGANIZATION

               International Monetary Systems, Ltd. (IMS - the company), is a holding company located in New Berlin, Wisconsin with four wholly-owned operating subsidiaries. Continental Trade Exchange, Ltd. (CTEL) operates a barter trade exchange business in the United States. Continental Trade Exchange of Canada, Ltd. (CTE-Canada) operates a barter trade exchange business primarily in Ontario, Canada. JM Graphics, Inc. (JMG) operates a pre-press company in New Berlin, Wisconsin and International Corporate Services, Inc. (ICS) operates a printing company, doing business as Imagers Ink in Menomonee Falls, Wisconsin. During 2003, the operations of CTE-Canada, JMG and ICS were discontinued.


          B.   ACQUISITIONS

               In April 2002, IMS purchased the assets of Imagers Ink, LLC, a four-color printing company. The acquisition was made through a new IMS subsidiary, International Corporate Services, Inc. Assets acquired approximated liabilities assumed, plus 90,000 shares of IMS stock, cash of $5,000, and trade dollars of $30,000. ICS's operations were discontinued in 2003.

               Also in April 2002, IMS purchased the client list of a Chicago based trade exchange for $51,700 (cash of $5,700 and trade dollars of $46,000).

               On September 1, 2002, IMS acquired all the outstanding stock of Tradecard, Inc., an Ohio corporation, in exchange for 1,050,000 shares of IMS stock valued at $1,050,000. Tradecard, Inc. operated a barter exchange in Ohio with approximately 1,200 active accounts. IMS guaranteed that Tradecard shareholders would receive a minimum of $800,000 cash and $250,000 trade dollars.

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

               In March 2003, CTEL purchased the assets of BarterNet; a barter trade exchange located in Brentwood, California for $720,000 payable $22,000 in cash, $370,400 in notes, and $327,600 in stock. The acquisition included $545,000 for membership lists.

               In June 2003, CTEL purchased the assets of TradeMaster; a barter trade exchange located in Louisville, Kentucky for $40,000 payable $2,000 in cash, $20,000 in trade, and $18,000 in stock. The acquisition included $31,000 for membership lists.


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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          E.   REVENUE SOURCES

               The company and its subsidiaries earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned through membership set-up fees assessed when a member joins, through service fees generated when clients spend and/or generate their trade dollars to purchase and/or sell goods and services through the exchange to/from other members, through monthly maintenance fees, and through sales for cash of products originally purchased by IMS with its own trade dollars.

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

               During 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but, instead, be tested annually for impairment. There was no impairment of goodwill in 2003 or 2002. Prior to 2002 goodwill was being amortized on a straight-line basis over 15 years.

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

          N.   CONCENTRATIONS OF CREDIT RISK

               The company grants credit to its customers, substantially all of whom are members of the Continental Trade Exchange barter network located in eastern Wisconsin and northern Illinois, California, and Ohio. The company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

          O.   ADVERTISING

               Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $71,422 and $70,160 for the years ended December 31, 2003 and 2002, respectively.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  GOODWILL

          The change in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                                   For the year ended
                                                                       December 31
                                                               -------------------------
                                                                   2003          2002
                                                               ----------     ----------
          Balance as January 1                                  $ 626,400      $ 133,860
          Goodwill related to acquisitions                                       492,540
          Goodwill included in the loss on disposal
           of JM Graphics, Inc.                                   (90,922)
                                                                ---------      ---------
                Balance at December 31                          $ 535,478      $ 626,400
                                                                =========      =========



NOTE 3 -  OTHER INTANGIBLE ASSETS

          A summary of other intangible assets for the years ended December 31, 2003 and 2002, are as follows

                                                                  2003
                                                  --------------------------------------
                                                    Gross
                                                   Carrying    Accumulated
                                                    Amount     Amortization       Net
                                                  ----------   ------------  ----------
          Amortizable intangible assets:
            Membership lists                      $1,494,700    $ 131,591    $1,363,109
                                                   =========    =========     =========

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
                                                   =========    =========     =========

          Aggregate amortization expense on other intangible assets was $89,530 and $33,867 for the years ended December 31, 2003 and 2002, respectively:

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  OTHER INTANGIBLE ASSETS (continued)

          Estimated future amortization expense is as follows:

                          For the year ended December 31
                                        2004                   $   99,647
                                        2005                       99,647
                                        2006                       99,647
                                        2007                       99,647
                                        2008                       99,647
                                     Thereafter                   864,874
                                                                ---------
                                                               $1,363,109
                                                                =========


NOTE 4 -  PROPERTY AND EQUIPMENT

                                                                          Accumulated
                                                          Cost           Depreciation
                                                      -------------     --------------
               Balance January 1, 2002                $    723,664       $    254,602
               Additions during 2002                       577,149
               Depreciation expense for 2002                                  151,534
                                                      ------------       ------------
               Balance December 31, 2002                 1,300,813            405,956
               Additions during 2003                       157,792
               Disposals during 2003                      (635,219)          (140,248)
               Depreciation expense for 2003                                  158,946
                                                      ------------       ------------
               Balance December 31, 2003              $    823,386       $    424,654
                                                      ============       ============

NOTE 5 -  NOTES PAYABLE - LONG-TERM

          A subsidiary of the company (CTEL) has a revolving line of credit with Bank One in the amount of $100,000, with a final maturity of May 5, 2005. Amounts drawn and outstanding were $80,659 and $77,326 as of December 31, 2003 and 2002, respectively. Monthly payments are due based on the greatest of accrued interest, $250 or 3% of the total amount outstanding. Interest is computed at prime plus 1.25% (5.25% as of December 31, 2003).

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          CTEL has an additional business line of credit with Wells Fargo Bank in the amount of $90,000. The line has no maturity date. The balance outstanding was $82,685 and $79,180 as of December 31, 2003 and 2002, respectively. Monthly payments are based on 2% of the outstanding balance. Interest is computed at prime plus 6.0% (10.0% as of December 31, 2003).

          CTEL, in connection with its acquisition of Trade Systems Interchange, has a loan payable to DWW Software in the amount of $60,000, with no specified maturity date. The balance outstanding was $59,566 as of December 31, 2003. Quarterly payments of $5,000 of principal plus interest are due until the balance is paid. Interest is computed at 9%. The owner of DWW Software is also a shareholder in the company.

          A former subsidiary of the company (JMG) had a business loan (which was subsequently assumed by CTEL) with M&I Marshall & Ilsley Bank, with a final maturity date of May 1, 2004. The balance outstanding was $9,214 and $29,532 as of December 31, 2003 and 2002, respectively. Monthly payments of $1,847 of principal and interest are due until the balance is paid. Interest is computed at 8.5%.

          JMG (former subsidiary for which CTEL has assumed the debt) also has a $100,000 loan payable to Joseph Lekan, the former owner of JM Graphics, Inc., arising from the company's purchase of JMG during April 2001. The balance outstanding was $61,778 and $88,127 as of December 31, 2003 and 2002, respectively. Quarterly payments of $5,000 plus interest are payable with a maturity date of March 15, 2005, at which time any unpaid amount is due. Interest is computed at 6%.

          CTEL has a business loan with Creative Services in the amount of $32,260 and $35,842 with no specified maturity date and an interest rate of 12.0% as of December 31, 2003 and 2002, respectively.

          A former subsidiary of the company (ICS) (see Note 1) has a business loan with Marshall & Ilsley Bank with a final maturity of May 1, 2005, which was assumed by CTEL at discontinued date. The balance outstanding was $257,722 and $306,687 as of December 31, 2003 and 2002, respectively. Monthly payments of $5,712 of principal and interest of 6.9% are due until the balance is paid.

          The company has agreed to purchase as treasury stock 247,306 shares from Mehdi Ghafourifar at $1.00 per share. The balance outstanding was $114,306 and $198,306 as of December 31, 2003 and 2002,
          respectively. Monthly payments of $7,000 plus interest of 10% per annum are due with a balloon payment due on March 15, 2004.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  NOTES PAYABLE - LONG-TERM (continued)

          CTEL has a business line of credit with M&I Marshall & Ilsley Bank in the amount of $50,000 with a maturity of August 1, 2004. The balance outstanding was $22,899 and $-0- as of December 31, 2003 and 2002, respectively. Interest is at 5.0%.

          CTEL has business lines of credit with several credit card companies in the aggregate amount of $143,500 and $131,500 as of December 31, 2003 and 2002, respectively. Balances outstanding on the credit lines were $86,980 and $62,952 as of December 31, 2003 and 2002, respectively. Monthly payments approximate $3,000. Interest rates range from 8% to 19.8%.

          CTEL has two separate notes payable to the former owners of the Brentwood, California exchange purchase in 2003 (see Note 1). The maturity rates range from July 2006 to February 2010, with aggregate current payments of $4,600. Total balances outstanding were $204,669 at December 31, 2003.

          CEL purchased an automobile through Ford Credit in April of 2003. The maturity date of the note is March 2009, with monthly payments of $852 including interest at 8.75%. The balance outstanding was $42,923 at December 31, 2003.

                                                   Balance
                                                    as of
                                                 December 31,         Current         Long-Term
                                                     2003             Portion          Portion
                                               ---------------     ------------     ------------
          Bank One                             $      80,659       $    21,589      $    59,070
          Wells Fargo                                 82,685            10,679           72,006
          Credit cards                                86,980            40,673           46,307
          DWW Software                                59,566            19,855           39,711
          M&I Marshall & Ilsley Bank                 289,835            84,510          205,325
          Joseph Lekan                                61,778            20,861           40,917
          Jim Briner, Sr.                            147,755            19,583          128,172
          Jim Briner, Jr.                             56,914            21,503           35,411
          Ford Credit                                 42,923             6,736           36,187
          Creative Services                           32,260            10,753           21,507
          Medhi Ghafourifar                          114,306           114,306
          Related parties (see Note 6)               193,329            64,443          128,886
          Capital leases                              13,394            11,674            1,720
                                                ------------       -----------      -----------
                                                $  1,262,384       $   447,265      $   815,219
                                                ============       ===========      ===========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  NOTES PAYABLE - LONG-TERM (continued)

          The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

                                     2004                      $   447,165
                                     2005                          468,239
                                     2006                          185,020
                                     2007                           42,518
                                     2008                           42,098
                                   Thereafter                       77,344
                                                               -----------
                                                               $ 1,262,384
                                                               ===========

NOTE 6 -  NOTES PAYABLE TO RELATED PARTIES

          From time to time officers and stockholders of the company have loaned funds to the subsidiaries. There is no definite repayment schedule, although management has elected to treat approximately one-third as currently payable. Interest is payable quarterly based on rates of 9% to 12% per annum.

                                                                 2003           2002
                                                             -----------    -----------
          Related party notes as of January 1                $  127,817    $    86,192
          New loans during the year                             188,549         81,980
          Repayments during the year                           (123,037)       (40,355)
                                                             ----------     ----------
                    Balance at December 31                   $  193,329     $  127,817
                                                             ==========     ==========

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

          Assets intended to fund this liability include a Merrill Lynch investment account with a value of $60,188 and $42,003 as of December 31, 2003 and 2002, respectively, and a life insurance policy with a $300,000 death benefit payable to the company and a cash value as of December 31, 2003 and 2002, of $17,457 and $11,082, respectively.
          The investment account and the cash value are included in other assets.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  INCOME TAXES

          Income tax expense consists of the following components:

                                                                  2003           2002
                                                              -----------    -----------
              Allocated to losses on continuing operations
               Currently payable - foreign                    $              $   (8,271)
               Currently payable - federal                                        8,859
               Currently payable - state                             800          3,808
               Deferred - federal                                 59,000
               Deferred - state                                    9,000

             Allocated to losses on discontinued operations
               Deferred - federal                               (183,000)
               Deferred - state                                   (9,000)
                                                              ----------     ----------
                   Total expense                              $ (123,000)     $   4,126
                                                              ==========     ==========

          The company has a federal net operating loss carry forward of approximately $365,000 which expires in 2023. A deferred tax asset of $124,000 has been recorded based on expected utilization of the carry forward in the future.


NOTE 9 -  STOCK OPTIONS

          During 2000, the company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date.

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
                                                                  =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS (continued)


          During 2002 and 2003, options were granted to purchase shares as follows:

                    Grant Date           First Exercise Date       Shares
                    -----------------    -------------------       --------
                    At $.60 per Share
                    -----------------
                    November 8, 2002     September 30, 2004          15,000

                    At $.30 per Share
                    -----------------
                    December 16, 2003    April 1, 2004               80,000

                    At $.25 per Share
                    -----------------
                    December 12, 2002    March 1, 2004              100,000



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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS

          The company currently leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is 100% owned by officers and stockholders of the company. The lease commenced October 1, 2002, and expires September 30, 2004. Lease payments are $6,000 per month plus certain operating costs including insurance, utilities, maintenance and other-than-structural repairs, and 50% of increased real estate taxes over the 2002 taxes.

          JM Graphics also leased its operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, before discontinuing operations in 2003. The company has since assumed this lease for additional office space. The lease commenced January 1, 2001, and expired December 31, 2003. Lease payments were $3,000 per month.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          The company has various leases for office facilities and vehicles which are classified as operating leases. Total rent expense for all operating leases for 2003 and 2002, is summarized below:

                                                                   2003              2002
                                                              --------------    --------------
               Office facilities on month-to-month leases     $       2,400     $       2,400
               Related party lease (see Note 10)                     66,500            92,500
               North Chicago, Illinois                               25,200            25,200
               Rohnert Park, California                              20,628            20,328
               San Jose, California                                   8,092            16,060
               Lewis Center, Ohio                                    38,636            16,000
               Brentwood, California                                 14,675
               Durham, Ontario, Canada                                3,410             4,905
               Vehicle leases                                        19,506            26,662
               Equipment                                             20,826            48,289
                                                               ------------     -------------
                                                              $     219,873     $     252,344
                                                               ============     =============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES


          Minimum future lease commitments as of December 31, 2003, are summarized as follows:

                                                      Office
                                                    Facilities        Vehicles
                                                    ----------      -----------
              Year ended December 31
                     2004                           $ 205,050       $   20,226
                     2005                             124,294            8,499
                     2006                              42,257
                     2007                              43,526
                     2008                               3,363
                                                    ---------       ----------
                                                    $ 418,763       $   28,725
                                                    =========       ==========


NOTE 12 - EARNINGS PER SHARE

          Earnings per share are based on the weighted average number of shares outstanding for the year, restated for the six-for-one stock split on January 2, 2002. Weighted average shares outstanding were 16,863,074 and 15,141,659 for 2003 and 2002, respectively. Common stock option shares have not been included due to their antidilutive effect.


NOTE 13 - BUSINESS SEGMENTS

          The company had two business segments for which discrete financial information was available: the barter trade exchange business and the printing business, until the printing business was discontinued in early 2003.

          The barter trade exchange business is operated in the United States by Continental Trade Exchange, Ltd. and was in Canada by Continental Trade Exchange of Canada, Ltd until that location was discontinued in 2003. The Canadian operation is aggregated with the United States business because it is significantly less than 10 percent of company revenue, profit, and assets. Barter trade exchanges permit members to barter their goods and services with other members in a variety of different ways.

          The printing business was operated in the Milwaukee, Wisconsin area by JM Graphics, Inc., which operated a pre-press company and by International Corporate Services, Inc., which operated a four-color printing company, until operations were discontinued in 2003.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - BUSINESS SEGMENTS (contineud)

          Because the printing operation was discontinued in 2003, segment data for that period is not shown. Segment data for 2002 is as follows:

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


NOTE 14 - DISCONTINUED OPERATIONS

          On April 1, 2003, the company disposed of a majority interest in its printing and graphics businesses. As a result, International Corporate Services, Inc. discontinued operations on April 1, 2003, and JM Graphics discontinued operations on November 1, 2003.

          On October 3, 2003, Continental Trade Exchange of Canada was sold.

          The revenues and pretax income (loss) of the discontinued operations and the loss on disposition are as follows:

                                                        Printing          Barter
                                                        Segment           Segment
                                                       ----------      -----------
              Total revenues                           $ 190,887       $   60,894
              Pretax income (loss) from operations      (124,678)           7,756
              Loss on disposition                       (410,346)         (10,893)

NOTE 15 - SUBSEQUENT EVENTS

          On March 11, 2004 the company announced that its board of directors had approved a two-for-one split of the company's common stock. As a result of the split, shareholders of record as of April 5, 2004 will receive one additional common share for every share held.

          On March 23, 2004, the company announced that it had signed a definitive agreement to purchase a barter exchange in Modesto, California for $600,000 cash and stock. The acquisition is expected to add 1,000 customers and to produce revenues of $45,000 per month.

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