Form 10KSB/A
period 2003-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2004-04-14
CIK 1097430

<FILENAME>ims1321200310ksta.txt

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

EXHIBIT INDEX


   Exhibit
   Number                                       Description
   ------                                       -----------
     3.1     Articles of Incorporation of the Registrant *
     3.2     Articles of Amendment of the Registrant *
     3.3     Bylaws of the Registrant *
    10.1     Lease Agreement, between Glendale Investments, LLC. and the Registrant *
    99.1     Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to 18 U.S.C. section 1350

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597


Exhibit 99.1

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of International Monetary Systems, Ltd. ("Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2004