Form 10QSB
period 2004-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2004-05-13
CIK 1097430

<SEQUENCE>1
<FILENAME>ims03310410qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2004

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

Common Stock, $.0001 Par Value -- 18,228,819 shares as of March 31, 2004.

INDEX                                                                                PAGE NUMBER
                                                                                     -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.     Financial Statements (Unaudited)

                      Condensed consolidated balance sheets - March 31, 2004                2
                        and December 31, 2003

                      Condensed consolidated statements of income - Three months
                        ended March 31, 2004 and 2003                                       3

                      Condensed consolidated statements of cash flows - Three
                        months ended March 31, 2004 and 2003                                4

                      Notes to condensed consolidated financial statements -
                        March 31, 2004                                                      5

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                           6

          Item 3.     Quantitative and Qualitative Disclosure of Market Risk                7


Part II.  Other Information                                                                 8

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities and Use of Proceeds

          Item 3.     Defaults upon Senior Securities

          Item 4.     Submission of Matters to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          March 31,         December 31,
                                                            2004                2003
                                                    ----------------     ----------------
             ASSETS
Current assets
    Cash                                             $     117,963        $     113,023
    Accounts receivable, net                               730,267              745,270
    Earned trade account                                   258,077              164,961
    Inventory                                              136,672              136,672
    Prepaid expenses                                             0                5,552
    Current portion of notes receivable                     42,933               49,919
                                                     --------------       --------------
          Total current assets                           1,285,912            1,215,397
                                                     --------------       --------------
Furniture and equipment
    Furniture and equipment                                873,931              823,386
       Less accumulated depreciation                      (453,562)            (424,654)
                                                     --------------       --------------
          Net furniture and equipment                      420,369              398,732
                                                     --------------       --------------
Other assets
    Restricted cash                                         61,295              301,230
    Notes receivable                                        42,933               49,736
    Membership lists                                     1,818,197            1,363,109
    Goodwill                                               535,478              535,478
    Investment in real estate                               43,000               43,000
    Other                                                   96,746               92,425
    Deferred income taxes                                  114,461              124,000
                                                     --------------       --------------
          Total other assets                             2,712,110            2,508,978
                                                     --------------       --------------
          Total assets                               $   4,418,391        $   4,123,107
                                                     ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                       $     475,832        $     517,946
    Other current liabilities                              123,703              162,019
                                                     --------------       --------------
          Total current liabilities                        599,535              679,965
                                                     --------------       --------------
Long-term liabilities
    Notes payable                                          763,215              621,890
    Notes payable to related parties                       280,432              193,329
    Deferred compensation plan                              64,045               64,045
                                                     --------------       --------------
          Total long-term liabilities                    1,107,692              879,264
                                                     --------------       --------------
          Total liabilities                              1,707,227            1,559,229
                                                     --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                               1,832                1,832
Paid in capital                                          3,580,526            3,152,806
Treasury stock                                            (662,252)            (353,201)
Retained earnings (deficit)                               (208,942)            (237,559)
                                                     --------------       --------------
          Total stockholder equity                       2,711,164            2,563,878
                                                     --------------       --------------
          Total liabilities and stockholder equity   $   4,418,391        $   4,123,107
                                                     ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                     ---------------------------------
                                                           2004               2003
                                                     --------------     --------------
Income

   Gross revenue                                     $   1,067,201      $     952,411

   Cost of sales                                                 0            141,593
                                                     --------------     --------------
   Net revenue                                           1,067,201            810,818
                                                     --------------     --------------
Expenses

   Payroll, related taxes and employee benefits            596,229            478,919

   General and administrative                              195,383            299,241

   Occupancy                                               122,578             62,757

   Selling                                                  49,968             60,717

   Other                                                    64,887             30,003
                                                     --------------     --------------
         Total expenses                                  1,029,045            931,637
                                                     --------------     --------------
Income (loss) before income taxes                           38,156           (120,819)

Income tax expense (benefit)                                 9,539            (30,205)
                                                     --------------     --------------
         Net income (loss)                           $      28,617      $     (90,614)
                                                     ==============     ==============
         Net income (loss) per common share          $        .002     $        (.006)

Weighted average common shares outstanding              17,850,638         15,961,792

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended
                                                                -----------------------------------
                                                                     March 31,            March 31,
                                                                       2004                 2003
                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities          79,697             (129,962)
                                                                 -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash withdrawn from escrow account                                300,000                    0
    Cash deposited in escrow account                                  (60,065)             (40,190)
    Capital expenditures                                               (7,545)             (15,437)
    Business acquisitions                                             (20,000)             (22,000)
                                                                 -------------       --------------
          Net cash used in investing activities                       212,390             (77,627)
                                                                 -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                                (55,816)              46,904
    Treasury stock acquisitions                                      (309,051)                   0
    Proceeds (costs) related to issuance of stock                      77,720              179,999
                                                                 -------------       --------------
          Net cash provided by financing activities                  (287,147)             226,903
                                                                 -------------       --------------
          Net increase in cash                                          4,940               19,314

Cash at beginning of period                                           113,023               22,667
                                                                 -------------       --------------
Cash at end of period                                            $    117,963        $      41,981
                                                                 =============       ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired                                 591,714              692,454
        Less:  Liabilities assumed                                    (11,300)            (226,410)
               Stock issued                                          (350,000)            (327,600)
               Note payable                                          (210,414)            (116,444)
                                                                 -------------       --------------
        Net cash paid for acquisitions                           $     20,000        $      22,000
                                                                 =============       ==============



                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB for the year ended December 31, 2003 and filed on March 30, 2004.

NOTE B - INVENTORY

Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.


NOTE C - BUSINESS ACQUISITION

On March 29, 2004, IMS purchased selected assets and liabilities of California Barter Exchange of Modesto, California for $600,000, discounted to a present value of $580,414. Terms of the acquisition include a down payment of $50,000, in three payments of $20,000, $10,000 and $20,000 paid in March, April and May of 2004, and 32 monthly payments of $6,000 and a final payment of $8,000 beginning in May 2004, including interest of $19,586 at 7.5%. IMS assumed a note payable to Dell Financial Services. IMS issued 350,000 shares of its common stock with a guarantee of $350,000.

The assets acquired include $68,714 for accounts receivable, $43,000 for furniture and equipment, and $480,000 for the membership list.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the quarter ending March 31, 2004, gross revenue increased 12% to $1,067,201 compared to $952,411 for the first quarter of 2003. Net revenue increased 32% in the first quarter of 2004 to $1,067,201, up $256,383 from the same period of 2003. The increased revenue was a result of higher trading volume of the Continental Trade Exchange barter network plus several acquisitions that were made during 2003 and the first quarter of 2004. The specific acquisitions were BarterNet, a trade exchange with offices in Brentwood, CA, TradeMasters of Louisville, KY, both of which were acquired in the spring of 2003, and California Barter Exchange of Modesto, CA, which was purchased on March 29, 2004.

In the first quarter of 2004, the Continental Trade Exchange barter business had net income of $126,762, compared to $51,573 in the same period of 2003. This represents an increase of $75,189, or 146%. During the same period, a few non-recurring expenses related to our discontinued printing operation, lease payments and interest on loans from that business, along with charges for investor relations and consulting work associated with the public trading of the Company's stock created additional expenses of $88,606. This left a pre-tax profit of $38,156. Deducting an allowance for taxes of $9,539 resulted in a net income of $28,617 for the quarter. This compared to a loss of $90,614 for the first quarter of 2003.

Total expenses during the first quarter of 2004 increased from $931,637 in the first quarter of 2003 to $1,029,045 at the end of the current period. The increased expenses were attributed to the recent acquisitions along with the investor relations consulting expenses described above.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ending March 31, 2004 totaled $119,049.


Liquidity and Sources of Capital

During the first quarter of 2004, the Company's cash balance grew to $117,963 from $113,023 on December 31, 2003.

Since the end of calendar year 2003, our current assets increased by $70,515 to $1,285,912. During the same period, our total assets increased $295,284 from $4,123,107 at December 31, 2003 to $4,418,391 at March 31, 2004.

During the first quarter of 2004, current liabilities decreased by $80,430 to $599,535. This created a current assets-to-liabilities ratio of 2.14 to 1. Long-term debt increased by $228,428 and total liabilities increased by $147,998 during the same period. As a result, the debt to equity ratio increased from 61% at the end of 2003 to 63% after the quarter ending
March 31, 2004.

Common stock and paid in capital increased by $427,720 to $3,582,358 at the end of the first quarter, principally as a result of additional funds received from a private placement stock sale and the acquisition of California Barter Exchange.


Subsequent Events

On March 11, 2004, the Company announced a two-for-one stock split for shareholders of record on April 5, 2004. Payment date of the additional shares was April 19, 2004.

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

            (a)   Exhibits

                  (99.1) Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to 18 U.S.C. section 1350

           (b)   Reports on Form 8-K

                 A Form 8-K was filed on April 15, 2004 reporting the acquisition of the assets of California Barter Exchange.



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

Date       May 10, 2004            /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date       May 10, 2004            /s/ Danny W Weibling
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


Date:      May 10, 2004            /s/ Donald F. Mardak
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


Date:      May 10, 2004            /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended March 31, 2004



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 10, 2004