Form 10QSB
period 2004-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2004-08-10
CIK 1097430

<SEQUENCE>1
<FILENAME>ims06300410qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2004

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

Common Stock, $.0001 Par Value -- 37,262,638 shares as of June 30, 2004.

INDEX                                                                         PAGE NUMBER
                                                                              -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets - June 30, 2004            2
                      and December 31, 2003

                    Condensed consolidated statements of income - Three months ended June 30, 2004 and 2003; Six months ended
                      June 30, 2004 and 2003                                         3

                    Condensed consolidated statements of cash flows - Six
                      months ended June 30, 2004 and 2003                            4

                    Notes to condensed consolidated financial statements -
                      June 30, 2004                                                  5

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      6

          Item 3.   Quantitative and Qualitative Disclosure of Market Risk           7


Part II.  Other Information                                                          7

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities and Use of Proceeds

          Item 3.   Defaults upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          June 30,         December 31,
                                                            2004                2003
                                                    ----------------     ----------------
             ASSETS
Current assets
    Cash                                             $      78,606        $     113,023
    Accounts receivable, net                               696,891              745,270
    Earned trade account                                   313,790              164,961
    Inventory                                              134,636              136,672
    Prepaid expenses                                        82,000                5,552
    Current portion of notes receivable                     42,934               49,919
                                                     --------------       --------------
          Total current assets                           1,348,857            1,215,397
                                                     --------------       --------------
Furniture and equipment
    Furniture and equipment                                927,596              823,386
       Less accumulated depreciation                      (486,615)            (424,654)
                                                     --------------       --------------
          Net furniture and equipment                      440,981              398,732
                                                     --------------       --------------
Other assets
    Restricted cash                                        121,422              301,230
    Notes receivable                                        42,933               49,736
    Membership lists                                     1,785,286            1,363,109
    Goodwill                                               535,478              535,478
    Investment in real estate                               43,000               43,000
    Other                                                  102,157               92,425
    Deferred income taxes                                  104,454              124,000
                                                     --------------       --------------
          Total other assets                             2,734,730            2,508,978
                                                     --------------       --------------
          Total assets                               $   4,524,568        $   4,123,107
                                                     ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                       $     503,678        $     517,946
    Other current liabilities                              107,538              162,019
                                                     --------------       --------------
          Total current liabilities                        611,216              679,965
                                                     --------------       --------------
Long-term liabilities
    Notes payable                                          681,914              621,890
    Notes payable to related parties                       272,465              193,329
    Deferred compensation plan                              64,045               64,045
                                                     --------------       --------------
          Total long-term liabilities                    1,018,424              879,264
                                                     --------------       --------------
          Total liabilities                              1,629,640            1,559,229
                                                     --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                               3,901                1,832
Paid in capital                                          3,729,459            3,152,806
Treasury stock                                            (670,002)            (353,201)
Retained earnings (deficit)                               (168,430)            (237,559)
                                                     --------------       --------------
          Total stockholder equity                       2,894,928            2,563,878
                                                     --------------       --------------
          Total liabilities and stockholder equity   $   4,524,568        $   4,123,107
                                                     ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                          ---------------------------    --------------------------
                                              2004           2003            2004          2003
                                          ------------   ------------    ------------  ------------
Income

   Gross revenue                          $ 1,110,410    $ 1,013,231     $ 2,177,610   $ 1,965,643

   Cost of sales                                    0              0               0       141,593
                                          ------------   ------------    ------------  ------------
   Net revenue                              1,110,410      1,013,231       2,177,610     1,824,050
                                          ------------   ------------    ------------  ------------
Expenses

   Payroll, related taxes and
    employee benefits                         648,923        543,127       1,245,152     1,022,047

   General and administrative                 229,958        274,779         454,248       574,019

   Occupancy                                  106,437         66,028         209,655       128,786

   Selling                                     36,303         76,871          76,723       137,588

   Other                                       35,973         14,817         100,860        44,820
                                          ------------   ------------    ------------  ------------
      Total expenses                        1,057,594        975,622       2,086,638     1,907,260
                                          ------------   ------------    ------------  ------------
Income (loss) before income taxes              52,816         37,609          90,972       (83,210)

Income tax expense (benefit)                   12,304          9,402          21,843       (20,803)
                                          ------------   ------------    ------------  ------------
      Net income (loss)                   $    40,512      $  28,207     $    69,129   $   (62,407)
                                          ============   ============    ============  ============
      Net income (loss) per common share  $      .001   $       .002     $      .002   $     (.004)

Weighted average common
  shares outstanding                       36,243,256     16,462,148      36,243,256    16,462,148

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended
                                                                -----------------------------------
                                                                     June 30,             June 30,
                                                                       2004                 2003
                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities          90,309              (88,054)
                                                                 -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash withdrawn from escrow account                                300,000                    0
    Cash deposited in escrow account                                 (120,192)             (97,807)
    Capital expenditures                                              (61,210)             (25,531)
    Business acquisitions                                             (20,000)             (24,000)
                                                                 -------------       --------------
          Net cash used in investing activities                        98,598             (147,338)
                                                                 -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                               (135,245)              82,507
    Net effect of Canadian currency translation                             0                8,602
    Treasury stock acquisitions                                      (316,801)             (25,000)
    Proceeds (costs) related to issuance of stock                     228,722              209,250
                                                                 -------------       --------------
          Net cash provided by financing activities                  (223,324)             275,359
                                                                 -------------       --------------
          Net increase (decrease) in cash                             (34,417)              39,967

Cash at beginning of period                                           113,023               22,667
                                                                 -------------       --------------
Cash at end of period                                            $     78,606        $      62,634
                                                                 =============       ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired                                 591,714              732,454
        Less:  Liabilities assumed                                    (11,300)            (226,410)
               Stock issued                                          (350,000)            (365,600)
               Note payable                                          (210,414)            (116,444)
                                                                 -------------       --------------
        Net cash paid for acquisitions                           $     20,000        $      24,000
                                                                 =============       ==============



                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On March 31, 2004, International Monetary Systems, Ltd. (IMS) purchased the assets and client base of California Barter Exchange (CBX), located in Modesto, CA. The CBX operation also served clients in the northern California communities of Stockton and Fresno. The effects of the California Barter Exchange acquisition are reflected in the IMS 2004 second quarter financial information.

In the quarter ending June 30, 2004, the Company's gross revenue increased 9.6% to $1,110,410 compared to $1,013,231 for the second quarter of 2003. The increased revenue was a result of the California Barter acquisition described above coupled with additional internal growth of our Continental Trade Exchange barter network.

In the second quarter of 2004, International Monetary Systems, Ltd. had net income of $40,512, compared to net income of $28,207 for the same period of 2003, an increase of 43.6%. Total expenses increased from $975,622 in the second quarter of 2003 to $1,057,594 at the end of the current period. The increased expenses were also attributed to the acquisition of California Barter Exchange along with costs of investor relations and consulting services.

The Company's operating profit before interest, taxes, depreciation and amortization (EBITDA) totaled $153,051 the current quarter. This compares to an EBITDA of $140,954 for the same period last year.

Year-to-date net revenue for the six-month period ending June 30, 2004 totaled $2,177,610 compared to $1,824,0503 for the same period in 2003, an increase of 19.4%. Total expenses for the six-month period ending June 2004 were $2,086,638, compared to $1,907,260 for the same period in 2003, an increase of 9.4%. Total year-to-date net income for the first six months of 2004 was $69,129 compared to a loss of ($62,407) for the six months ending June 30, 2003.

EBITDA for the six months ending June 30, 2004 totaled $272,100, compared to EBITDA of $86,559 for the same period last year, an increase of 214%.

Liquidity and Sources of Capital

At the end of the second quarter of 2004, the Company's cash balance had decreased to $78,606 from $113,023 at the end of 2003. This was a result of the down payment for California Barter Exchange and investor relations costs.

Subsequent Events

On July 20, 2004, the Company acquired the membership list of Barter Network, Inc. of Springfield, Virginia. Details of this transaction are available in the 8-K filed on August 3, 2004.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The company monitors the impact of interest expense on its long-term debt on a regular basis.

Part II.     Other Information

     Item    1.   Legal Proceedings - None

     Item    2.   Changes in Securities - Two-for-One stock split for
                   shareholders of record on April 5, 2004.

     Item    3.   Defaults upon Senior Securities - None

     Item    4.   Submission of Matters to a Vote of Security Holders -
                   On June 23, 2004 the shareholders voted to amend the bylaws, increasing the number of authorized shares to 300 million shares of common stock and 20 million shares of preferred stock.

     Item    5.   Other Information - None

     Item    6.   Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (99.1) Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to 18 U.S.C. section 1350

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on August 2, 2004 reporting the acquisition of the assets of Barter Network, Inc.


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

Date       August 3, 2004          /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                       Donald F. Mardak, President
                                       (Principal Executive Officer)


Date       August 3, 2004          /s/ Danny W Weibling
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


Date:      August 3, 2004          /s/ Donald F. Mardak
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


Date:      August 3, 2004          /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended June 30, 2004



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350


                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 3, 2004