Form 10QSB
period 2004-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2004-11-15
CIK 1097430

<SEQUENCE>1
<FILENAME>ims09300410qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

Common Stock, $.0001 Par Value -- 38,495,602 shares as of September 30, 2004.

INDEX                                                                         PAGE NUMBER
                                                                              -----------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets - September 30, 2004       2
                      and December 31, 2003

                    Condensed consolidated statements of income - Three months ended September 30, 2004 and 2003; Nine months ended
                      September 30, 2004 and 2003                                    3

                    Condensed consolidated statements of cash flows - Nine
                      months ended September 30, 2004 and 2003                       4

                    Notes to condensed consolidated financial statements -
                      September 30, 2004                                             5

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      6

          Item 3.   Quantitative and Qualitative Disclosure of Market Risk           7


Part II.  Other Information                                                          7

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities and Use of Proceeds

          Item 3.   Defaults upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       September 30,        December 31,
                                                            2004                2003
                                                    ----------------     ----------------
             ASSETS
Current assets
    Cash                                             $      84,262        $     113,023
    Accounts receivable, net                               733,206              745,270
    Earned trade account                                   302,143              164,961
    Inventory                                              134,636              136,672
    Prepaid expenses                                        40,000                5,552
    Current portion of notes receivable                     42,933               49,919
                                                     --------------       --------------
          Total current assets                           1,337,180            1,215,397
                                                     --------------       --------------
Furniture and equipment
    Furniture and equipment                                953,449              823,386
       Less accumulated depreciation                      (519,789)            (424,654)
                                                     --------------       --------------
          Net furniture and equipment                      433,660              398,732
                                                     --------------       --------------
Other assets
    Restricted cash                                        181,633              301,230
    Notes receivable                                        42,934               49,736
    Membership lists                                     2,117,066            1,363,109
    Goodwill                                               535,478              535,478
    Investment in real estate                               43,000               43,000
    Other                                                  108,354               92,425
    Deferred income taxes                                  105,854              124,000
                                                     --------------       --------------
          Total other assets                             3,134,319            2,508,978
                                                     --------------       --------------
          Total assets                               $   4,905,159        $   4,123,107
                                                     ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                       $     622,184        $     517,946
    Other current liabilities                              110,408              162,019
                                                     --------------       --------------
          Total current liabilities                        732,592              679,965
                                                     --------------       --------------
Long-term liabilities
    Notes payable                                          826,060              621,890
    Notes payable to related parties                       286,311              193,329
    Deferred compensation plan                              64,045               64,045
                                                     --------------       --------------
          Total long-term liabilities                    1,176,416              879,264
                                                     --------------       --------------
          Total liabilities                              1,909,008            1,559,229
                                                     --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                               3,901                1,832
Paid in capital                                          3,848,373            3,152,806
Treasury stock                                            (680,250)            (353,201)
Retained earnings (deficit)                               (175,873)            (237,559)
                                                     --------------       --------------
          Total stockholder equity                       2,996,151            2,563,878
                                                     --------------       --------------
          Total liabilities and stockholder equity   $   4,905,159        $   4,123,107
                                                     ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                          ---------------------------    --------------------------
                                              2004           2003            2004          2003
                                          ------------   ------------    ------------  ------------
Income

   Gross revenue                          $ 1,169,918    $   971,944     $ 3,347,528   $ 2,933,452

   Cost of sales                                    0              0               0       141,593
                                          ------------   ------------    ------------  ------------
   Net revenue                              1,169,918        971,944       3,347,528     2,791,859
                                          ------------   ------------    ------------  ------------
Expenses

   Payroll, related taxes and
    employee benefits                         667,111        567,325       1,912,263     1,589,371

   General and administrative                 303,555        215,280         757,803       764,491

   Occupancy                                  101,519         62,343         311,173       191,129

   Selling                                     66,683         72,263         143,407       209,851

   Other                                       41,973         47,200         142,833       112,694
                                          ------------   ------------    ------------  ------------
      Total expenses                        1,180,841        964,411       3,267,479     2,867,536
                                          ------------   ------------    ------------  ------------
Income (loss) before income taxes             (10,923)         7,533          80,049       (75,677)

Income tax expense (benefit)                   (3,480)         2,212          18,363       (18,591)
                                          ------------   ------------    ------------  ------------
      Net income (loss)                   $    (7,443)   $     5,321     $    61,686   $   (57,086)
                                          ============   ============    ============  ============
      Net income (loss) per common share  $     (.001)   $      .001     $      .002   $     (.003)

Weighted average common
  shares outstanding                       36,823,302     16,732,224      36,823,302    16,732,224

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                -----------------------------------
                                                                 September 30,        September 30,
                                                                      2004                2003
                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities         170,016              (95,256)
                                                                 -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash withdrawn from escrow account                                300,000                    0
    Cash deposited in escrow account                                 (180,403)            (153,639)
    Capital expenditures                                              (87,063)             (67,197)
    Business acquisitions                                             (70,000)             (53,000)
                                                                 -------------       --------------
          Net cash used in investing activities                       (37,466)            (273,836)
                                                                 -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                               (181,898)              46,616
    Net effect of Canadian currency translation                             0                 (533)
    Treasury stock acquisitions                                      (327,049)             (26,000)
    Proceeds (costs) related to issuance of stock                     347,636              398,750
                                                                 -------------       --------------
          Net cash provided by financing activities                  (161,311)             418,833
                                                                 -------------       --------------
          Net increase (decrease) in cash                             (28,761)              49,741

Cash at beginning of period                                           113,023               22,667
                                                                 -------------       --------------
Cash at end of period                                            $     84,262        $      72,408
                                                                 =============       ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired                                 962,587              722,353
        Less:  Liabilities assumed                                    (62,173)            (241,309)
               Barter paid                                            (20,000)                   0
               Stock issued                                          (350,000)            (365,600)
               Note payable                                          (460,414)             (62,444)
                                                                 -------------       --------------
        Net cash paid for acquisitions                           $     70,000        $      53,000
                                                                 =============       ==============



                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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


NOTE C - BUSINESS ACQUISITIONS

On March 29, 2004, IMS purchased selected assets and liabilities of California Barter Exchange of Modesto, California for $600,000, discounted to a present value of $580,414. Terms of the acquisition included a down payment of $50,000, in three payments of $20,000, $10,000 and $20,000 paid in March, April and May of 2004, and 32 monthly payments of $6,000 and a final payment of $8,000 beginning in May 2004, including interest of $19,586 at 7.5%. IMS assumed a note payable to Dell Financial Services. IMS issued 350,000 shares of its common stock with a guarantee of $350,000.

The assets acquired include $68,714 for accounts receivable, $43,000 for furniture and equipment, and $480,000 for the membership list.

On July 1, 2004, IMS purchased selected assets and liabilities of Barter Network, Inc of Springfield, Virginia for $370,873. Terms of the acquisition included a down payment of $50,000 in cash and $20,000 in trade dollars. 553,270 shares of IMS stock were issued and secured with a note payable of $250,000. IMS assumed liabilities in the amount of $50,873.

The assets acquired included the membership list and client base booked at $370,873.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the quarter ending September 30, 2004, the Company's net revenue increased 20% to $1,169,918 compared to $971,944 for the third quarter of 2003. The increased revenue was a result of the California Barter Exchange and Barter Network acquisitions which were consummated earlier this year, along with additional internal growth of the CTE barter exchange.

In the quarter ending September 30, 2004, the Continental Trade Exchange
(CTE) barter network division had a profit of $119,098, compared to a profit of $96,835 for the same period of 2003, an increase of 23%.

The Company's total expenses during the third quarter of 2004 increased to $1,180,841 compared to $964,411 for the same quarter in 2003. The increased expenses were attributed to the acquisition of the two trade exchanges, a one-time legal fee for a lawsuit instituted and settled by the Company against an investor relations firm, and other non-cash charges for investor relations work and consulting services.

The CTE barter network division operating profit of $119,098 was reduced by the expenses described above. As a result, for the third quarter of 2004, the Company had a net consolidated loss of $7,443 compared to a profit of $5,321 for the same period in 2003. Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $92,495 for the current quarter. For the same period last year EBITDA was $118,077.

For the nine months ending September 30, 2004, the CTE barter network division had year-to-date net income before taxes of $390,680, compared to $299,029 for the same period in 2003, an increase of 31%.

The Company's year-to-date consolidated net revenue for the nine-month period ending September 30, 2004 totaled $3,347,528 compared to $2,791,859 for the same period in 2003, an increase of 20%. Total expenses for the same period in 2004 were $3,267,479, compared to $2,867,536 for the same period in 2003, an increase of 14%. Year-to-date net income for the first nine months of 2004 was $61,686 compared to a loss of $57,086 for the same period in 2003.

EBITDA for the first nine-months of 2004 totaled $357,319. For the same period in 2003 EBITDA was $192,754. This is an increase of 85% for the current year.

LIQUIDITY AND SOURCES FOR CAPITAL

On September 30, 2004, the Company's cash balance was $84,262 compared to $113,023 on December 31, 2003. This change was primarily the result of funds used for down payments to sellers of the acquired trade exchanges.

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
                   On June 23, 2004 the shareholders voted to amend the bylaws, increasing the number of authorized shares to 280 million shares of common stock and 20 million shares of preferred stock.

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

Date       November 10, 2004        /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                       Donald F. Mardak, President
                                       (Principal Executive Officer)


Date       November 10, 2004        /s/ Danny W Weibling
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


Date:      November 10, 2004       /s/ Donald F. Mardak
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


Date:      November 10, 2004       /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                     for the Quarter ended September 30, 2004



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350


                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 10, 2004