Form 10KSB
period 2004-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2005-03-31
CIK 1097430

<FILENAME>ims1231200410ksb.txt

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's consolidated revenues for its most recent fiscal year: $4,732,960

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2004:

$15,377,013 (calculated at $.40 per share, closing price on March 29, 2005)

Number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2004:

         38,442,532 shares of Common Stock, par value $0.0001 per share

                    DOCUMENTS INCORPORATED BY REFERENCE - None

                       INTERNATIONAL MONETARY SYSTEMS, LTD.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I ......................................................................  3

   Item 1.  Description of Business .........................................  3
   Item 2.  Description of Property .........................................  6
   Item 3.  Legal Proceedings ...............................................  7
   Item 4.  Submission of Matters to a Vote of Security Holders .............  7

PART II .....................................................................  7

   Item 5.  Market for IMS Common Equity and Related Stockholder Matters ....  7
   Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................  8
   Item 7.  Financial Statements ............................................ 10
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ...................................... 10

PART III .................................................................... 11

   Item 9.   Directors and Executive Officers ............................... 11
   Item 10.  Executive Compensation ......................................... 13
   Item 11.  Security Ownership of Certain Beneficial Owners and Management . 15
   Item 12.  Certain Relationships and Related Transactions ................. 17
   Item 13.  Exhibits List and Reports On Form 8-K .......................... 18
   Item 14.  Controls and Procedures ........................................ 18
   Item 15.  Principal Accountant Fees and Services ......................... 19

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

   Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 6,500 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume.

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

The Continental Trade Exchange Barter Network

   As a leader in the barter industry, Continental Trade Exchange has created a network of more than 6,500 businesses who regularly trade their goods and services with each other. Through their participation in our barter program, these companies are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. CTE functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system. In addition, we act as a principal in certain transactions in which we acquire products, fine art, real estate and other commodities that are either held as investments or sold at a profit. This allows us to fulfill one of the Company's objectives which is long-term equity building.

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

   The CTE barter system began operations in July of 1985 and has had a record of consistent and steady growth. This growth has been generated both internally and through the acquisition of other barter networks. As we have continued to add new members to the system, we have witnessed a compounded annual growth rate of approximately 15% per year for the past decade. During that same period, we have also acquired twelve independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that we believe will enable us to achieve and maintain a dominant market position. We believe that a dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

   Two of those acquisitions were consummated during 2004. In March 2004, IMS acquired the membership list and assets of California Barter Exchange (CBX), an independent barter network located in Modesto, California. CBX has been servicing businesses and professional people in Central Valley of California.
In July 2004, IMS acquired the membership list of Barter Network, Inc. (BNI) an independent barter network located in Springfield, Virginia. BNI has been servicing businesses and professional people in the Northern Virginia, Maryland and Washington DC. With the addition of these two client bases, the Continental Trade Exchange barter network now boasts a membership roster totaling almost 7,000 businesses.


Other Related Businesses

   In addition to expanding our Continental Trade Exchange, we intend to acquire other related businesses that synergize with and enhance the barter network.

   In 2003 we discontinued the operations of JM Graphics and International Corporate Services, our 4-color printing company. We also sold the assets of our Canadian barter network office.


ITEM 2. DESCRIPTION OF PROPERTY.

   Our company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMS. Rent and other terms of our lease, which expires September 30, 2006, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 1,600 square feet of office space at 2300 Green Bay Road, North Chicago, Illinois, (2) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (3) 1,700 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (4) 4,200 square feet at 8938 Cotter Street, Lewis Center, Ohio, (5) 700 square feet of office space at 8385 Brentwood Blvd, Brentwood, CA, (6) 1,850 square feet of office space at 5446 Pirrone Road, Modesto, California, (7) 800 square feet of office space at 7420 Alban Station Blvd.. Springfield, VA and (8) 200 square feet of office space in Santa Monica, CA. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and, are each on a month-to-month basis or a short term lease of less than 3 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.


ITEM 3. LEGAL PROCEEDINGS.

   There are no material pending legal proceedings involving IMS or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.


                                    PART II

ITEM 5. MARKET FOR IMS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   There currently is a limited trading market for our Common Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's OTC Bulletin Board on June 25, 2002. For the past several months ending on December 31, 2004, the trading volume has averaged about 15,000 shares per day.

   As of December 31, 2004, the approximate number of holders of record of our Common Stock was 400.

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

   During the calendar year ending on December 31, 2004, CTE processed $37 million in barter transactions which generated revenues of $4,732,960. This compared to the year 2003 figures of $32 million in barter transactions that produced revenues of $3,972,386. Total barter transactions for 2004 showed an increase of 16% over those for year 2003. In the same comparable period, revenues increased by 19%.

   The increased revenue was a result of the two acquisitions of trade exchanges in Modesto, CA and Metro Washington, D.C., plus a higher volume of transactions in the barter network.

   Operating Expenses. For 2004, operating expenses increased by $816,982 or 22% over 2003.

   All additional operating expenses were a result of the acquisitions made during 2004 along with investor relations expenses for marketing our stock. And though IMS now has more employees than it had in the past, the personnel needed to operate the acquired offices has been reduced from the number of employees that were there under previous management. The result of these economies of scale was a profit for the year in the trade exchange. In calendar 2004, the Continental Trade Exchange operation had a net profit of $519,763. These profits were diluted by investor relations and other expenses in the International Monetary Systems holding company of $413,469, many of which were issuances of stock and other non-cash charges. This left a pretax net income for ongoing operations of $116,294. After deducting income tax expense, our net income from continuing operations was $91,012.


   Because we have now liquidated the final assets of our discontinued printing divisions, we took an additional write-off of those assets totaling $54,766. This loss from discontinued operations left net income of $36,246.

   In 2004, payroll expenses increased by $491,109 or 23% over 2003. Occupancy expenses decreased from $432,176 in 2003 to $284,635 in 2004 or 34%. These decreases were primarily a result of eliminating rent for the vacated printing facility. Selling and other expenses increased by $203,011 or 52%. Much of these costs were the investor relations charges referred to above.

   General and administrative expenses increased by 33% from $818,126 in 2003 to $1,088,529 in 2004.

   Net Income. For the calendar year ending December 31, 2004, IMS had net income of $36,246 compared to a loss of $242,259 for the same period in 2003.

   EBITDA. In 2004, earnings before interest, taxes, depreciation and amortization totaled $426,171. From continued operations only, EBITA was $494,137.

   Effects of Acquisitions. During fiscal 2004, we incurred additional charges associated with the acquisitions of California Barter Exchange of Modesto, CA and Barter Network of Metro Washington, D.C. These charges, which resulted from the integration of the operations of those firms into our business, were not itemized separately. In the future, as we continue to acquire additional trade exchanges or other businesses, we expect to incur additional, higher charges in connection with the integration of those acquired operations.


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

   We do not currently have any major capital commitments. For example, we are not currently obligated to purchase any trade exchanges or other businesses; however, we intend to continue to seek opportunities to acquire exchanges in the future.

   Changes in Assets and Liabilities

   During 2004, our cash on hand decreased from $113,023 at the end of year 2003 to $83,669 as of December 31, 2003. This slight reduction in cash was a result of down payments for the two acquired trade exchanges along with the buyback of shares issued for previous acquisitions. Also, at the end of 2004, we had $241,956 in restricted cash which has been placed in an escrow account to guarantee the buyback of stock shares that were issued in the acquisition of Tradecard, Inc.

   Accounts receivable increased from 2003 to 2004, by $107,555. Our inventory for resale decreased by $2,036. Our earned trade account increased by $51,060. As a result of these changes, our total current assets increased from $1,215,397 in 2003 to $1,302,280 in 2004. This represents an increase of 7%. Fixed assets increased by $141,416 or 17% from 2003 to 2004. Our total assets increased $747,253 or 18% from $4,123,107 at December 31, 2003 to $4,870,360 at December 31, 2004.

   Current liabilities increased by $179,988 from 2003 to 2004. Long-term debt increased by $129,364 during the same period. As a result, the debt to equity ratio was increased from 61% in 2003 to 64% in 2004.

   Common stock and paid in capital increased 26% from 2003 to 2004, from $3,154,638 to $3,968,095, principally as a result of the acquisitions made during 2004, along with funds raised in several private placements. Our retained earnings deficit decreased from 2003 to 2004, from $262,956 to $226,710. Treasury stock increased from $353,201 (764,100 shares after split) in 2003 to $765,003 (1,613,872 shares) in 2004. The increase was a result of IMS purchasing 849,772 shares in 2004 for $411,802.


ITEM 7. FINANCIAL STATEMENTS.

   Our consolidated financial statements and related notes, and the report of Smith & Gesteland LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-24.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

   The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMS, as of December 31, 2004.

Name                      Age       Position
----                      ---       --------
Donald F. Mardak           68       Chief Executive Officer, President and Director
John E. Strabley, Jr.      41       Executive Vice President and Director
Dale L. Mardak             44       Vice President and Director
Danny W. Weibling          56       Treasurer and Chief Financial Officer
Patricia A. Katisch        59       Corporate Secretary
Wayne Emmer                50       Director
Gerald Van Dyn Hoven       48       Director
Thomas Delacy              40       Director

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

   Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMS believes that there was compliance for the fiscal year ended December 31, 2004 with all
Section 16(a) reports filed by them.


ITEM 10. EXECUTIVE COMPENSATION.

   Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 2002, 2003 and 2004, respectively. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this report as "named executive officers". Because no other executive officer of our company was paid more than $100,000 for any of our last three fiscal years, only the compensation paid by us to our Chief Executive Officer is included in the table,

                                       Annual Compensation
                                    -------------------------     All Other
   Name and Principal Positions     Year  Salary($)  Bonus($)  Compensation($)
   ------------------------------   ----  ---------  --------  ---------------
   Donald F. Mardak, Chief  . . .   2004   135,000      --          ---
    Executive Officer & President   2003   123,000      --          ---
                                    2002   122,000      --          ---

  Options Grants in the Last Fiscal Year. No options were granted to our Chief Executive Officer, our only named executive officer, for our fiscal year ended December 31, 2004.

   In January of 2004, options covering 400,000 and 200,000 shares of common stock (amounts are post split), exercisable for five years commencing October 1, 2005 at $.15 per share, were granted to Danny W Weibling, Treasurer and CFO and Alesia Peters, wife of Danny W Weibling, respectively.

Employment Agreements

   On October 4, 2004, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, our Chief Financial Officer and John
E. Strabley, Jr., and Dale L. Mardak our vice presidents, pursuant to which these employees will receive annual base salaries of $145,000, $108,000, $108,000 and $102,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer at his discretion. Each such contract is for a term of three years. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMS or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMS.

   Each of the agreements entitle them to receive stock options at the discretion of Management. All agreements contain a change of control provision. In the event of a merger, acquisition of IMS or sale of substantially all of its assets, Donald Mardak's contract provides for compensation equal to two years' salary plus a lump sum payment of $300,000, Danny Weibling's, John Strabley's and Dale Mardak's contracts provide for compensation equal to one year's salary plus a lump sum payment of $150,000.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2004, by:

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

                                                           Shares beneficially owned
                                                            as of December 31, 2004
                                                           -------------------------
Name of Beneficial Owner                                       Number      Percent
------------------------------------                        -----------    -------
Donald F. Mardak (1) ...................................     17,546,000     45.64%

Dale L. Mardak (2) .....................................      1,392,000      3.62%

John E. Strabley, Jr. (3) ...............................       636,000      1.65%

Danny W Weibling (4) ....................................       193,000      0.50%

Gerald Van Dyn Hoven  ...................................       378,000      0.98%

Wayne Emmer  ............................................       210,000      0.55%

Thomas Delacy ...........................................       510,000      1.33%

Patricia Katisch  ........................................       18,000      0.05%

All directors and executive officers
   as a group (7 persons).................................   20,883,000     54.32%

(1) Does not include 540,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 324,000 shares of exercisable options.

* All shares owned by Donald F. and Judy E. Mardak are how held in a revocable living trust.

(2) Does not include 8,400 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 264,000 shares of exercisable options.

(3) Does not include 1,200,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership. Does not include 264,000 shares of exercisable options.

(4) Does not include 150,000 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does not include 580,000 shares of exercisable options and 300,000 shares subject to options exercisable within 1 year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Certain Transactions

   We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, Jr., officers and directors of our company, under a triple net lease which commenced in October, 2002 and expires September 30, 2006. For the fiscal year ended December 31, 2003, we made rental payments of $72,000 and in the fiscal year ended December 31, 2004, we made rental payments of $68,000 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

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

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597

(b) Reports on Form 8-K

      Report 8-K on private investor funding was filed on March 21, 2005.


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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

   The aggregate fees billed for our fiscal years ended December 31, 2004 and 2003 by Smith & Gesteland, LLP, our principal accountants in 2004 and 2003 respectively, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $34,000 and $29,000 respectively.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTERNATIONAL MONETARY SYSTEMS, LTD.



     Dated:  March 29, 2005                  By: /s/ DONALD F. MARDAK
                                             -----------------------------------
                                                 Donald F. Mardak, President
                                                 (Principal Executive Officer)




     Dated:  March 29, 2005                  By: /s/ DANNY W. WEIBLING, CPA
                                             -----------------------------------
                                                 Danny W. Weibling, Treasurer
                                                 (Principal Financial Officer)

   In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


          SIGNATURE                       TITLE                       DATE

  /s/ DONALD F. MARDAK           Chief Executive Officer,        March 29, 2005
-----------------------------      President (Principal
      Donald F. Mardak              Executive Officer)
                                       and Director

  /s/ DALE L. MARDAK                 Vice President              March 29, 2005
-----------------------------         and Director
      Dale L. Mardak


  /s/ JOHN E. STRABLEY, JR.      Executive Vice President        March 29, 2005
-----------------------------         and Director
      John E. Strabley, Jr.

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

Date:      March 29, 2005          /s/ Donald F. Mardak
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

Date:      March 29, 2005          /s/ Danny W. Weibling
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

Consolidated Statements of Cash Flows ................................  F-6

Notes to Consolidated Financial Statements ...........................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin


   We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly the consolidated financial position of International Monetary Systems, Ltd., and subsidiaries at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


Madison, Wisconsin                              /s/ SMITH & GESTELAND, LLP
February 16, 2005                                   SMITH & GESTELAND, LLP

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                           2004          2003
                                                        ---------     ---------
             ASSETS

Current assets
   Cash                                                $   86,669    $  113,023
   Accounts receivable, net of allowance for doubtful
     accounts of $184,472 in 2004 and $158,774 in 2003    852,825       745,270
   Earned trade account                                   217,021       164,961
   Inventory                                              134,636       136,672
   Prepaid expenses                                        14,129         5,552
   Current portion of notes receivable                                   49,919
                                                        ---------     ---------
        Total current assets                            1,302,280     1,215,397
                                                        ---------     ---------
Property and equipment
   Leasehold improvements                                  25,578         9,652
   Furniture and equipment                                939,224       813,734
                                                        ---------     ---------
                                                          964,802       823,386

      Less accumulated depreciation                      (552,637)     (424,654)
                                                        ---------     ---------
        Net property and equipment                        412,165       398,732
                                                        ---------     ---------
Other assets
   Restricted cash                                        241,956       301,230
   Notes receivable                                        24,398        49,736
   Membership lists                                     2,096,973     1,363,109
   Goodwill                                               535,478       535,478
   Investment in real estate                               31,000        43,000
   Other                                                  111,475        92,425
   Deferred income taxes                                  114,635       124,000
                                                        ---------     ---------
        Total other assets                              3,155,915     2,508,978
                                                        ---------     ---------
        Total assets                                   $4,870,360    $4,123,107
                                                        =========     =========

      The accompanying notes are an integral part of the financial statements.

                                                           2004          2003
                                                        ---------     ---------
             LIABILITIES

Current liabilities
   Accounts payable                                    $  143,021    $   70,781
   Payroll and payroll taxes                              163,652       140,239
   Sales taxes                                             19,158        26,177
   Other accrued expenses                                                21,000
   Current portion of long-term debt                      559,519       447,165
                                                        ---------     ---------
        Total current liabilities                         885,350       705,362
                                                        ---------     ---------
Long-term liabilities
   Capital leases                                                         1,720
   Notes payable                                          744,390       684,613
   Notes payable to related parties                       193,243       128,886
   Deferred compensation payable                           70,995        64,045
                                                        ---------     ---------
        Total long-term liabilities                     1,008,628       879,264
                                                        ---------     ---------
        Total liabilities                               1,893,978     1,584,626
                                                        ---------     ---------
             STOCKHOLDER EQUITY

Common stock, $.0001 par value                              4,006         1,832

Paid in capital                                         3,964,089     3,152,806

Treasury stock                                           (765,003)     (353,201)

Retained earnings (deficit)                              (226,710)     (262,956)
                                                        ---------     ---------
        Total stockholder equity                        2,976,382     2,538,481
                                                        ---------     ---------
        Total libilities and stockholder equity        $4,870,360    $4,123,107
                                                        =========     =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                       2004            2003
                                                   -----------     -----------
Income
  Gross revenue                                    $ 4,732,960     $ 3,972,386


Expenses

  Payroll, related taxes and employee benefits       2,650,979       2,159,870

  General and administrative                         1,088,529         818,126

  Occupancy                                            284,635         432,176

  Selling                                              414,978         186,457

  Other                                                177,545         203,055
                                                   -----------     -----------
        Total expenses                               4,616,666       3,799,684
                                                   -----------     -----------
Income before income taxes                             116,294         172,702

Income tax expense                                      25,282          68,800
                                                   -----------     -----------
        Net income from continuing operations           91,012         103,902

Loss on discontinued operations net of tax benefit
  of $13,200 and $192,000                              (54,766)       (346,161)
                                                   -----------     -----------
        Net income (loss)                          $    36,246     $  (242,259)
                                                   ===========     ===========
        Basic earnings per common share            $       -       $     (0.01)

        Diluted earnings per common share                  -             (0.01)


      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                        Common Stock                        Retained         Treasury Stock           Total
                                   ------------------------     Paid in     Earnings    ------------------------   Stockholder
                                       Shares       Amount      Capital     (Deficit)      Shares      Amount        Equity
                                   ------------  ----------   -----------   ---------   ----------   -----------   -----------
Balance December 31, 2002
As previously reported               16,047,920    $ 1,605     $2,234,149   $   4,700     (268,306)  $ (268,306)   $ 1,972,148
Adjusted to accrue vacation pay                                               (25,397)                                 (25,397)
                                     ----------    -------     ----------   ---------   ----------   ----------    -----------
As adjusted                          16,047,920      1,605      2,234,149     (20,697)    (268,306)    (268,306)     1,946,751
                 2003
----------------------------------
Net loss for 2003                                                            (242,259)                                (242,259)
Stock offering                        1,909,649        191        573,093                                              573,284
Shares issued in conjunction with
  acquisition of businesses             363,600         36        345,564                                              345,600
Treasury stock purchases                                                                  (113,744)     (84,895)       (84,895)
                                     ----------    -------     ----------   ---------   ----------   ----------    -----------
Balance December 31, 2003            18,321,169      1,832      3,152,806    (262,956)    (382,050)    (353,201)     2,538,481

                 2004
----------------------------------
Net income for 2004                                                            36,246                                   36,246
2 for 1 stock split on 4/5/04        18,779,720      1,878         (1,878)                (705,350)
Stock offering                        2,052,245        206        463,251                                              463,457
Shares issued in conjunction with
  acquisition of businesses             903,270         90        349,910                                              350,000
Treasury stock purchases                                                                  (526,472)    (411,802)      (411,802)
                                     ----------    -------     ----------   ---------   ----------   ----------    -----------
Balance December 31, 2004            40,056,404    $ 4,006     $3,964,089   $(226,710)  (1,613,872)  $ (765,003)   $ 2,976,382
                                     ==========    =======     ==========   =========   ==========   ==========    ===========








      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                               2004           2003
                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $  36,246      $(242,259)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
       Depreciation and amortization                          264,991        248,476
       Loss on disposal or impairment of segment units                       521,238
       Loss on disposal of real estate                         12,000
       Bad debts provision                                     25,698          5,484
       Deferred income taxes                                    9,365       (124,000)
       Stock issued for exchange for services                 250,320
       Changes in assets and liabilities
          Accounts receivable                                 (84,539)        85,258
          Earned trade account                                (72,060       (205,346)
          Inventory                                             2,036          9,580
          Prepaid expenses                                     (8,577)        (5,552)
          Other assets                                        (19,050)       (14,914)
          Accounts payable                                     72,240       (232,802)
          Payroll and payroll taxes                            23,413         45,120
          Accrued rent                                        (21,000)         4,500
          Sales taxes                                          (7,019)        14,364
          Accrued income taxes                                               (10,350)
          Deferred compensation plan                            6,950         10,960
                                                            ---------      ---------
        Net cash provided by operating activities             491,014        109,757
                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash withdrawn (deposited) in escrow account                 59,274       (221,183)
  Business acquisitions                                      (100,000)       (24,000)
  Capital expenditures                                        (98,415)      (157,792)
                                                            ---------      ---------
        Net cash used in investing activities                (139,141)      (402,975)
                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of debt                                      (320,456)      (168,508)
  Net repayment for capital leases                             (1,720)        (1,819)
  Net borrowings from related parties                          64,357         65,512
  Repayment of notes receivable                                75,257
  Treasury stock acquisitions                                (411,802)       (84,895)
  Proceeds from issuance of stock                             213,137        573,284
                                                            ---------      ---------
        Net cash provided by (used in)
          financing activities                               (381,227)       383,574
                                                            ---------      ---------
        Net increase (decrease) in cash                       (29,354)        90,356

Cash at beginning of period                                   113,023         22,667
                                                            ---------      ---------
Cash at end of period                                       $  83,669      $ 113,023
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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                                   continued

                                                                2004           2003
                                                             ----------     ----------

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                    $  118,269    $   112,115
  Cash paid for income taxes                                     2,717         11,150

SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Acquisitions:
      Fair value of assets acquired                         $  962,587    $   722,353
      Less: Liabilities assumed                               (492,587)      (332,753)
            Stock issued                                      (350,000)      (345,600)
            Trade dollars paid                                 (20,000)       (20,000)
                                                            ----------    -----------
      Net cash paid for acquisitions                        $  100,000    $    24,000
                                                            ==========    ===========

  Stock issued for services                                 $  163,770    $   243,400
  Treasury stock for trade dollars                              60,000
  Notes receivable received from the sale of assets                            99,655











      The accompanying notes are an integral part of the financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

          A.   ORGANIZATION

               International Monetary Systems, Ltd. (IMS - the company), is a holding company located in New Berlin, Wisconsin with one wholly-owned operating subsidiary. Continental Trade Exchange, Ltd. (CTE) operates a barter trade exchange business in the United States. Previously, Continental Trade Exchange of Canada, Ltd. (CTE-Canada) operated a barter trade exchange business primarily in Ontario, Canada, JM Graphics, Inc. (JMG) operated a pre-press company in New Berlin, Wisconsin and International Corporate Services, Inc. (ICS) operated a printing company, doing business as Imagers Ink in Menomonee Falls, Wisconsin. During 2003, the operations of CTE-Canada, JMG and ICS were discontinued.

          B.   ACQUISITIONS

               In March 2003, IMS purchased the assets of BarterNet; a barter trade exchange located in Brentwood, California for $720,000 payable $22,000 in cash, $370,400 in notes, and $327,600 in stock. The acquisition included $545,000 for membership lists.

               In June 2003, CTEL purchased the assets of TradeMaster; a barter trade exchange located in Louisville, Kentucky for $40,000 payable $2,000 in cash, $20,000 in trade, and $18,000 in stock. The acquisition included $31,000 for membership lists.

               On March 29, 2004, IMS purchased selected assets and liabilities of California Barter Exchange of Modesto, California for $600,000, discounted to a present value of $580,414. Terms of the acquisition included a down payment of $50,000, in three payments of $20,000, $10,000 and $20,000 paid in March, April and May of 2004, and 32 monthly payments of $6,000 and a final payment of $8,000 beginning in May 2004, including interest of $19,586 at 7.5%. IMS assumed a note payable to Dell Financial Services. IMS issued 350,000 shares of its common stock with a guarantee of $350,000

               The assets acquired include $48,714 for accounts receivable, $43,000 for furniture and equipment, and $500,000 for the membership list.

               On July 1, 2004, IMS purchased selected assets and liabilities of Barter Network, Inc of Springfield, Virginia for $370,873. Terms of the acquisition included a down payment of $50,000 in cash and $20,000 in trade dollars. 553,270 shares of IMS stock were issued and secured with a note payable of $250,000. IMS assumed liabilities in the amount of $50,873.

               The assets acquired included the membership list and client base booked at $370,873.
                                       F-8

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          C.   RESTRICTED CASH

               To facilitate the purchase of Tradecard, Inc., IMS agreed to deposit $20,000 per month into an escrow account for the first thirty-five months following the closing. If during the thirty-six months following closing, the sellers received a total of $1,050,000 through a combination of deposits to the escrow account and sale of stock, the agreement for deposits will end. The cash balance in the escrow account is shown as restricted cash included in other assets.


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

          J.   EARNED TRADE ACCOUNT

               As part of the operations of the subsidiaries, trade dollars are earned which can be and are used to purchase goods and services. This account is increased principally for service, membership and transaction fees, and is decreased by the company's purchase of goods and services for trade dollars. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount or if it is probable that the company will not use all of its trade dollars.
                                      F-10

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

               During 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but, instead, be tested annually for impairment. There was no impairment of goodwill in 2004 or 2003.

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

          O.   ADVERTISING

               Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $95,319 and $71,422 for the years ended December 31, 2004 and 2003, respectively.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (continued)

          P.   RECLASSIFICATION

               Certain items in the financial statements for the year ended December 31, 2003 have been reclassified to be consistent with the presentation adopted in 2004.

          Q.   EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING
               STANDARDS

               FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in an immaterial amount of compensation expense.

               The effect of this new standard on the company's financial position and results of operations is not expected to be material upon and after adoption.

NOTE 2 -  GOODWILL

          The change in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                           For the year ended
                                                               December 31
                                                       -------------------------
                                                           2004          2003
                                                       ----------     ----------
          Balance as January 1                          $ 535,478      $ 626,400
          Goodwill included in the loss on
            disposal of JM Graphics, Inc.                                (90,922)
                                                        ---------      ---------
                Balance at December 31                  $ 535,478      $ 535,478
                                                        =========      =========                                      F-12

                                      F-12

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  OTHER INTANGIBLE ASSETS

          A summary of other intangible assets for the years ended December 31, 2004 and 2003, are as follows

                                                          2004
                                          --------------------------------------
                                            Gross
                                           Carrying    Accumulated
                                            Amount     Amortization       Net
                                          ----------   ------------  ----------
          Amortizable intangible assets:
            Membership lists              $2,365,573    $ 268,600    $2,096,973
                                          ==========    =========    ==========

                                                           2003
                                          --------------------------------------
                                            Gross
                                           Carrying    Accumulated
                                            Amount     Amortization       Net
                                          ----------   ------------  ----------
          Amortizable intangible assets:
            Membership lists              $1,494,700    $ 131,591    $1,363,109
                                          ==========    =========    ==========

          Aggregate amortization expense on other intangible assets was $137,009 and $89,530 for the years ended December 31, 2004 and 2003, respectively:

          Estimated future amortization expense is as follows:

                          For the year ended December 31
                                        2005                   $  139,798
                                        2006                      139,798
                                        2007                      139,798
                                        2008                      139,798
                                        2009                      139,798
                                     Thereafter                 1,397,982
                                                                ---------
                                                               $2,096,973
                                                                =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -  PROPERTY AND EQUIPMENT

                                                                 Accumulated
                                                   Cost          Depreciation
                                               -------------    --------------
               Balance December 31, 2002       $  1,300,813      $    405,956
               Additions during 2003                157,792
               Disposals during 2003               (635,219)         (140,248)
               Depreciation expense for 2003                          158,946
                                               ------------      ------------
               Balance December 31, 2003            823,386           424,654
               Additions during 2004                141,416
               Depreciation expense for 2004                          127,983
                                               ------------      ------------
               Balance December 31, 2004       $    964,802      $    552,637
                                               ============      ============

NOTE 5 -  NOTES PAYABLE - LONG-TERM

          A subsidiary of the company (CTE) has a revolving line of credit with Bank One in the amount of $100,000, with a final maturity of May 5, 2005. Amounts drawn and outstanding were $87,278 and $80,659 as of December 31, 2004 and 2003, respectively. Monthly payments are due based on the greatest of accrued interest, $250 or 3% of the total amount outstanding. Interest is computed at prime plus 1.25% (6.50% as of December 31, 2004).

          CTE has an additional business line of credit with Wells Fargo Bank in the amount of $102,000. The line has no maturity date. The balance outstanding was $95,140 and $82,685 as of December 31, 2004 and 2003, respectively. Monthly payments are based on 2% of the outstanding balance. Interest is computed at prime plus 6.0% (11.25% as of December 31, 2004).

          CTE, in connection with its acquisition of Trade Systems Interchange, has a loan payable to DWW Software in the amount of $60,000, with no specified maturity date. The balance outstanding was $59,512 and $59,566 as of December 31, 2004 and 2003, respectively. Quarterly payments of $5,000 of principal plus interest are due until the balance is paid. Interest is computed at 9%. The owner of DWW Software is also a shareholder in the company.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  NOTES PAYABLE - LONG-TERM (continued)

          A former subsidiary of the company (JMG) had a business loan (which was subsequently assumed by CTE) with M&I Marshall & Ilsley Bank, with a final maturity date of May 1, 2004. The balance outstanding was $-0- and $9,214 as of December 31, 2004 and 2003, respectively.

          JMG (a former subsidiary for which IMS has assumed the debt) also has a $100,000 loan payable to Joseph Lekan, the former owner of JM Graphics, Inc., arising from the company's purchase of JMG during April 2001. The balance outstanding was $40,917 and $61,778 as of December 31, 2004 and 2003, respectively. Monthly payments of $2,000 including interest are payable with a maturity date of April 15, 2006, at which time any unpaid amount is due. Interest is computed at 6%.

          CTE has a business loan with Creative Services in the amount of $27,817 and $32,260 with no specified maturity date and an interest rate of 12.0% as of December 31, 2004 and 2003, respectively.

          A former subsidiary of the company (ICS) ( had a business loan with Marshall & Ilsley Bank with a final maturity of May 1, 2005, which was assumed by IMS at the discontinued date. The balance outstanding was $177,265 and $257,722 as of December 31, 2004 and 2003,
          respectively. Monthly payments of $5,712 of principal and interest of 6.9% are due until the balance is paid. The loan is secured by a general business security agreement and a personal guaranty.

          The company had agreed to purchase as treasury stock 247,306 shares from Mehdi Ghafourifar at $1.00 per share. The balance outstanding was $-0- and $114,306 as of December 31, 2004 and 2003, respectively.

          CTE has a business line of credit with M&I Marshall & Ilsley Bank in the amount of $50,000 with a maturity of August 1, 2005. The balance outstanding was $37,200 and $22,899 as of December 31, 2004 and 2003, respectively. Interest is at 6.25%.

          CTE has business lines of credit with several credit card companies in the aggregate amount of $110,200 and $143,500 as of December 31, 2004 and 2003, respectively. Balances outstanding on the credit lines were $66,292 and $86,980 as of December 31, 2004 and 2003, respectively. Monthly payments approximate $3,000. Interest rates range from 8% to 13.99%.

          CTE has two separate notes payable to the former owners of the Brentwood, California exchange purchased in 2003 (see Note 1). The maturity dates range from July 2006 to February 2010, with aggregate current payments of $4,600. The balance outstanding was $165,683 and $204,669 as of December 31, 2004 and 2003, respectively.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  NOTES PAYABLE - LONG-TERM (continued)

          IMS purchased an automobile through Ford Credit in April of 2003. The maturity date of the note is March 2009, with monthly payments of $852 including interest at 8.75%. The balance outstanding was $36,187 and $42,923 as of December 31, 2004 and 2003, respectively.

          CTE has a business loan with an individual in the amount of $5,124 at December 31, 2004 and 2003. The note has monthly payments of $879 including interest at 10%. The loan has a final maturity in June 2005.

          CTE, in connection with its acquisition of Barter Network, Inc., assumed a business line of credit with Wachovia Bank in the amount of $35,000 maturing in 2005. The balance outstanding was $14,654 as of December 31, 2004. Interest is at 5.75%.

          CTE, in connection with its acquisition of Barter Network, Inc., issued a note payable to the former owners of the Barter Network, Inc. Terms of the note call for thirty-five monthly payments of $6,754 including interest at 6.0%, plus a final balloon payment of $40,000 plus accrued interest on August 30, 2007. The balance outstanding was $233,385 as of December 31, 2004.

          CTE, in connection with its acquisition of California Barter Exchange, issued a note payable to the former owners of the California Barter Exchange. Terms of the note call for thirty-two monthly payments of $6,000 including interest at 7.5%, plus a final balloon payment of $8,000 plus accrued interest on April 7, 2007. The balance outstanding was $150,642 as of December 31, 2004.

          CTE, in connection with its acquisition of California Barter Exchange, assumed a note payable to Dell Financial. The note requires month payments of $361 and matures in 2007. The balance outstanding was $8,139 as of December 31, 2004.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  NOTES PAYABLE - LONG-TERM (continued)

                                         Balance
                                          as of
                                       December 31,        Current        Long-Term
                                           2004            Portion         Portion
                                     ---------------    ------------    ------------
          Bank One                   $      87,278      $    87,278     $
          Wells Fargo                       95,140           12,000          83,140
          Credit cards                      66,292           29,962          36,330
          DWW Software                      59,512           19,837          39,675
          M&I Marshall & Ilsley Bank       214,465           73,430         141,035
          Joseph Lekan                      40,917           22,148          18,769
          Jim Briner, Sr.                  128,172           21,103         107,069
          Jim Briner, Jr.                   37,511           23,172          14,339
          Ford Credit                       36,187            7,350          28,837
          Creative Services                 27,817            9,272          18,545
          Karl Fiasca                        5,124            5,124
          Wachovia Bank                     14,654           14,654
          Barter Network, Inc.             233,385           68,927         164,458
          Andy Boom                         75,321           31,494          43,827
          Paul Jewell                       75,321           31,494          43,827
          Dell Financial                     8,139            3,600           4,539
          Related parties (see Note 6)     289,864           96,621         193,243
          Capital leases                     2,053            2,053
                                      ------------      -----------     -----------
                Total                 $  1,497,152      $   559,519     $   937,633
                                      ============      ===========     ===========

          The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

                                     2005                      $   559,519
                                     2006                          442,320
                                     2007                          364,284
                                     2008                           47,956
                                     2009                           42,979
                                   Thereafter                       40,094
                                                               -----------
                                                               $ 1,497,152
                                                               ===========

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

                                                        2004           2003
                                                    -----------    -----------
          Related party notes as of January 1       $  193,329    $   127,817
          New loans during the year                    205,629        188,549
          Repayments during the year                  (109,094)      (123,037)
                                                    ----------     ----------
                    Balance at December 31          $  289,864     $  193,329
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

          Assets intended to fund this liability include a Merrill Lynch investment account with a value of $73,668 and $60,188 as of December 31, 2004 and 2003, respectively, and a life insurance policy with a $300,000 death benefit payable to the company and a cash value as of December 31, 2004 and 2003, of $22,527 and $17,457, respectively.
          The investment account and the cash value are included in other assets.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  INCOME TAXES

          Income tax expense consists of the following components:

                                                      2004          2003
                                                  -----------   -----------
              Allocated to income from
               continuing operations
                 Currently payable - state         $    2,717    $      800
                 Deferred - federal                    17,400        59,000
                 Deferred - state                       5,165         9,000
                                                   ----------    ----------
                 Total - continuing operations         25,282        68,800
             Allocated to losses on
               discontinued operations
                 Deferred - federal                   (10,200)     (183,000)
                 Deferred - state                      (3,000)       (9,000)
                                                   ----------    ----------
                   Total expense                   $   12,082    $ (123,200)
                                                   ==========    ==========

          The company has a federal net operating loss carry forward of approximately $330,000 which expires in 2023. A deferred tax asset of $124,000 was recorded in 2003 based on expected utilization of the carryforward in the future. Net deferred tax expense for 2004 of $9,365 reduced the deferred tax asset to $114,635.


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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS (continued)

          Pursuant to the plan, options were granted to purchase shares at $3.00 per share ($.25 per share after six-for-one and two-for-one splits) as follows:


                    Grant Date           First Exercise Date        Shares
                    ----------           -------------------        --------
                    July 17, 2000        January 15, 2002           708,000
                    July 26, 2000        August 1, 2001             336,000
                    July 26, 2000        September 1, 2001           96,000
                    July 26, 2000        December 1, 2001           120,000
                    August 26, 2000      September 1, 2001          120,000
                    March 28, 2001       April 1, 2003              120,000
                    April 5, 2001        April 1, 2003              180,000
                                                                  ---------
                              Total at $.25 per share             1,680,000
                                                                  =========


          During 2001, options were granted to purchase shares at $6.00 ($.50 per share after six-for-one and two-for-one splits) as follows:


                    Grant Date           First Exercise Date       Shares
                    ----------           -------------------       --------
                    January 26, 2001     April 1, 2002            1,200,000
                    December 21, 2001    March 1, 2003              576,000
                    December 21, 2001    September 1, 2003          216,000
                    December 21, 2001    March 1, 2004               48,000
                    December 21, 2001    April 1, 2004              360,000
                    December 21, 2001    June 1, 2004                36,000
                    December 21, 2001    October 1, 2004            192,000
                                                                  ---------
                              Total at $.50 per share             2,628,000
                                                                  =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS (continued)

          During 2002, 2003 and 2004 , options were granted to purchase shares as follows:

                   Grant Date                 First Exercise Date       Shares
          ---------------------------------  ---------------------     --------
          At $.60 per Share ($.30 per share
            after two-for-one split)
          ---------------------------------
          November 8, 2002                    September 30, 2004        30,000

          At $.50 per Share ($.25 per share
            after two-for-one split)
          ---------------------------------
          November 8, 2003                    April 30, 2006            40,000

          At $.30 per Share ($.15 per share
            after two-for-one split)
          ---------------------------------
          December 16, 2003                   April 1, 2004            160,000
          January 16, 2004                    October 1, 2005          600,000

          At $.25 per Share ($.125 per share
            after two-for-one split)
          ---------------------------------
          December 12, 2002                   March 1, 2004            200,000



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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS (continued)

          As permitted by SFAS 123, the company continues to measure compensation cost for the stock option plan using the accounting method prescribed by APB 25. Compensation cost based on SFAS 123 is not estimable. Accordingly, proforma net income and earnings per share data based on SFAS 123 is not presented.

NOTE 10 - RELATED PARTY TRANSACTIONS

          The company currently leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is 100% owned by officers and stockholders of the company. The original lease commenced October 1, 2002, and expired September 30, 2004. The lease has been extended for an additional two year period through September 30, 2006. Lease payments are $6,000 per month plus certain operating costs including sales and use taxes, insurance, utilities, maintenance, and other-than-structural repairs.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

          The company has various leases for office facilities and vehicles which are classified as operating leases. Total rent expense for all operating leases for 2004 and 2003, is summarized below:

                                                             2004          2003
                                                          ----------    ----------
            Office facilities on month-to-month leases    $   2,400    $    2,400
            Related party lease (see Note 10)                72,000        66,500
            North Chicago, Illinois                          25,200        25,200
            Rohnert Park, California                         21,846        20,628
            San Jose, California                              1,430         8,092
            Lewis Center, Ohio                               39,750        38,636
            Brentwood, California                            16,150        14,675
            Durham, Ontario, Canada                                         3,410
            Modesto, California                              23,902
            Springfield, Virginia                             5,225
            Santa Monica, California                          1,550
            Vehicle leases                                   29,139        19,506
            Equipment                                        21,583        20,826
                                                          ---------     ---------
                                                          $ 260,175     $ 219,873
                                                          =========     =========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Minimum future lease commitments as of December 31, 2004, are summarized as follows:

                                                      Office
                                                    Facilities        Vehicles
                                                    ----------      -----------
              Year ended December 31
                     2005                           $ 227,374       $   20,226
                     2006                             104,027            8,499
                     2007                              43,526
                     2008                               3,636
                                                    ---------       ----------
                                                    $ 378,563       $   28,725
                                                    =========       ==========


NOTE 12 - EARNINGS PER SHARE

          Earnings per share are based on the weighted average number of shares outstanding for the year, restated for the six-for-one stock split on January 2, 2002, and the two-for-one stock split on April 5, 2004. Weighted average shares outstanding were 38,989,699 and 33,746,148 for 2004 and 2003, respectively.

NOTE 14 - DISCONTINUED OPERATIONS

          On April 1, 2003, the company disposed of a majority interest in its printing and graphics businesses. As a result, International Corporate Services, Inc. discontinued operations on April 1, 2003, and JM Graphics discontinued operations on November 1, 2003.

          On October 3, 2003, Continental Trade Exchange of Canada was sold.

          The revenues and pretax income (loss) of the discontinued operations and the loss on disposition were as follows for 2003. During 2004 an additional loss related to the printing segment of $67,966 before taxes was booked based on final adjustments related to agreements with the seller.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - PRIOR PERIOD ADJUSTMENT

          During the year ended December 31, 2004, the company recorded a liability of $25,397 for vacation time owed to employees. Since this amount had been earned in years prior to the current year end, it was recorded as a prior period adjustment. Accrued vacation pay at December 31, 2004 is included with accrued payroll and payroll taxes.

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

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597


Exhibit 99.1

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of International Monetary Systems, Ltd. ("Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2005