Form 10QSB
period 2005-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2005-05-16
CIK 1097430

<SEQUENCE>1
<FILENAME>ims03310510qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2005

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

Common Stock, $.0001 Par Value -- 40,086,404 shares as of March 31, 2005.

INDEX                                                                      PAGE NO.
                                                                           --------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.  Financial Information

        Item 1.   Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - March 31, 2005
                    and December 31, 2004                                         2

                  Condensed consolidated statements of income - Three months
                    ended March 31, 2005 and 2004                                 3

                  Condensed consolidated statements of cash flows - Three
                    months ended March 31, 2005 and 2004                          4

                  Notes to condensed consolidated financial statements -
                    March 31, 2005                                                5

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                     6

        Item 3.   Quantitative and Qualitative Disclosure of Market Risk          7


Part II.  Other Information                                                       7

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   March 31,         December 31,
                                                     2005                2004
                                              ----------------     ----------------
             ASSETS
Current assets
    Cash                                       $     587,696        $      86,669
    Accounts receivable, net                         757,734              852,825
    Earned trade account                             240,354              217,021
    Inventory                                        134,636              134,636
    Prepaid expenses                                  14,729               14,129
                                               --------------       --------------
          Total current assets                     1,735,149            1,302,280
                                               --------------       --------------
Furniture and equipment
    Furniture and equipment                          983,468              964,802
       Less accumulated depreciation                (588,066)            (552,637)
                                               --------------       --------------
          Net furniture and equipment                395,402              412,165
                                               --------------       --------------
Other assets
    Restricted cash                                   61,981              241,956
    Notes receivable                                       0               24,398
    Membership lists                               2,057,547            2,096,973
    Goodwill                                         535,478              535,478
    Investment in real estate                         31,000               31,000
    Other                                            118,775              111,475
    Deferred income taxes                            124,735              114,635
                                               --------------       --------------
          Total other assets                       2,929,516            3,155,915
                                               --------------       --------------
          Total assets                         $   5,060,067        $   4,870,360
                                               ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                 $     586,541        $     702,540
    Other current liabilities                        165,353              182,810
                                               --------------       --------------
          Total current liabilities                  751,894              885,350
                                               --------------       --------------
Long-term liabilities
    Notes payable                                  1,337,979              744,390
    Notes payable to related parties                 192,045              193,243
    Deferred compensation plan                        70,995               70,995
                                               --------------       --------------
          Total long-term liabilities              1,601,019            1,008,628
                                               --------------       --------------
          Total liabilities                        2,352,913            1,893,978
                                               --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                         4,006                4,006
Paid in capital                                    3,969,639            3,964,089
Treasury stock                                    (1,020,033)            (765,003)
Retained earnings (deficit)                         (246,458)            (226,710)
                                               --------------       --------------
          Total stockholder equity                 2,707,154            2,976,382
                                               --------------       --------------
          Total liabilities and
            stockholder equity                 $   5,060,067        $   4,870,360
                                               ==============       ==============

                                        2

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Three Months Ended
                                                              March 31,
                                                ---------------------------------
                                                      2005               2004
                                                --------------     --------------
Income

   Gross revenue                                $   1,142,748      $   1,067,201
                                                --------------     --------------
Expenses

   Payroll, related taxes & employee benefits         726,919            596,229

   General and administrative                         219,859            195,383

   Occupancy                                          110,761            122,578

   Selling                                             54,084             49,968

   Other                                               57,474             64,887
                                                --------------     --------------
         Total expenses                             1,169,097          1,029,045
                                                --------------     --------------
Income (loss) before income taxes                     (26,349)            38,156

Income tax expense (benefit)                           (6,600)             9,539
                                                --------------     --------------
         Net income (loss)                      $     (19,749)     $      28,617
                                                ==============     ==============
         Net income (loss) per common share     $       (.001)     $        .001

Weighted average common shares outstanding          38,517,363        31,923,584

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three Months Ended
                                                 -----------------------------------
                                                    March 31,            March 31,
                                                      2005                 2004
                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in)
           operating activities                         70,015               79,697
                                                  -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash withdrawn from escrow account                 240,000              300,000
    Cash deposited in escrow account                   (60,025)             (60,065)
    Capital expenditures                               (18,666)              (7,545)
    Business acquisitions                                    0              (20,000)
                                                  -------------       --------------
        Net cash used in investing activities          161,309              212,390
                                                  -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                 522,183              (55,816)
    Treasury stock acquisitions                       (255,030)            (309,051)
    Proceeds (costs) related to issuance of stock        5,550               77,720
                                                  -------------       --------------
        Net cash provided by financing activities      272,703             (287,147)
                                                  -------------       --------------
        Net increase in cash                           504,027                4,940

Cash at beginning of period                             83,669              113,023
                                                  -------------       --------------
Cash at end of period                             $    587,696        $     117,963
                                                  =============       ==============


SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired                                       591,714
        Less:  Liabilities assumed                                          (11,300)
               Stock issued                                                (350,000)
               Note payable                                                (210,414)
                                                  -------------       --------------
        Net cash paid for acquisitions            $          0        $      20,000
                                                  =============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB for the year ended December 31, 2004 and filed on March 30, 2005.

NOTE B - INVENTORY

Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.


NOTE C - BUSINESS ACQUISITIONS

There were no business acquisitions in the first quarter of 2005.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In October of 2004, IMS management made a decision to invest in its infrastructure by hiring a staff of outside salespeople and opening a new office in the Greater Los Angeles area. Unlike the process of acquiring trade exchanges, in which the costs of acquisition can be capitalized, all charges incurred in the Los Angeles startup have been expensed. This resulted in lower profits for the barter system in the first quarter of 2005. But management believes that this move was in the best interests of the Company and will provide long-term gains in both revenue and profitability.

In the quarter ending March 31, 2005, gross revenue increased 7% to $1,142,748 compared to $1,067,201 for the first quarter of 2004. In the first quarter of 2005, the Continental Trade Exchange barter business had a profit of $31,576, compared to $126,762 in the same period of 2004. This represents a decrease of $95,186. The reduction in profitability was primarily a result of the Company's opening its new Los Angeles office. Startup costs for this venture represent most of the decline in profits from last year.

Additional expenses of $50,254 for the parent holding company produced a net loss of $19,729 for the first quarter of 2005. This compared to net income of $28,617 for the first quarter of 2004.

Total expenses during the first quarter of 2005 increased from $1,029,045 in the first quarter of 2004 to $1,169,097 at the end of the current period. The increased expenditures were attributed to the additional overhead costs from acquisitions made in 2004, expenses of opening the new Los Angeles office, and investor relations consulting fees.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ending March 31, 2005 totaled $84,342.


Liquidity and Sources of Capital

During the first quarter of 2005, the Company's cash balance grew to $587,696 from $83,669 on December 31, 2004. The increase in cash was derived from proceeds of three private placements which were concluded in March of 2005.

Since the end of calendar year 2004, our current assets increased by $432,869 to $1,735,149. During the same period, our total assets increased $189,707 from $4,870,360 on December 31, 2004 to $5,060,067 on March 31, 2005.

During the first quarter of 2005, current liabilities decreased by $133,456 to $751,894. This created a current-assets-to-liabilities ratio of 2.33 to 1. Long-term debt increased by $592,391 and total liabilities increased by $458,935 during the same period. This increase occurred because of funds borrowed in the private placements described above. As a result, the debt to equity ratio increased from 63% at the end of 2004 to 86% after the quarter ending March 31, 2005. This is convertible debt, however, and may be converted to equity in the future.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

Subsequent Events

On April 30, 2005, the Company concluded two acquisitions of trade exchanges:
Eagle Barter Exchange of Chattanooga, TN and United Trade Network of Reno, NV.


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

            (a)   Exhibits

                  (99.1) Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to 18 U.S.C. section 1350

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on May 13, 2005 reporting the acquisition of the assets of Eagle Barter Exchange of Chattanooga, TN..

                  A Form 8-K was filed on May 13, 2005 reporting the acquisition of the assets of the United Trade Network office in Reno, Nevada.

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

Date       May 13, 2005            /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date       May 13, 2005            /s/ Danny W Weibling
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

Date:      May 13, 2005            /s/ Donald F. Mardak
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

Date:      May 13, 2005            /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended March 31, 2005



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350




                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2005