Form 10QSB
period 2005-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2005-08-15
CIK 1097430

<SEQUENCE>1
<FILENAME>ims06300510qsb.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2005

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

Common Stock, $.0001 Par Value -- 42,076,404 shares as of June 30, 2005.

INDEX                                                                      PAGE NO.
                                                                           --------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - June 30, 2005           2
                    and December 31, 2004

                  Condensed consolidated statements of income - Three months ended June 30, 2005 and 2004; Six months ended
                    June 30, 2005 and 2004                                        3

                  Condensed consolidated statements of cash flows - Six
                    months ended June 30, 2005 and 2004                           4

                  Notes to condensed consolidated financial statements -
                    June 30, 2005                                                 5

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                     6

        Item 3.   Quantitative and Qualitative Disclosure of Market Risk          7


Part II.  Other Information                                                       7

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   June 30,           December 31,
                                                     2005                2004
                                              ----------------     ----------------
             ASSETS
Current assets
    Cash                                       $     166,594        $      83,669
    Accounts receivable, net                       1,036,756              852,825
    Earned trade account                             250,555              217,021
    Inventory                                        141,786              134,636
    Prepaid expenses                                  47,462               14,129
                                               --------------       --------------
          Total current assets                     1,643,153            1,302,280
                                               --------------       --------------
Furniture and equipment
    Furniture and equipment                        1,064,248              964,802
       Less accumulated depreciation                (627,413)            (552,637)
                                               --------------       --------------
          Net furniture and equipment                436,835              412,165
                                               --------------       --------------
Other assets
    Restricted cash                                  122,129              241,956
    Notes receivable                                       0               24,398
    Membership lists & covenant                    3,929,036            2,096,973
    Goodwill                                         535,478              535,478
    Investment in real estate                         31,000               31,000
    Other                                            128,775              111,475
    Deferred income taxes                             86,935              114,635
                                               --------------       --------------
          Total other assets                       4,833,353            3,155,915
                                               --------------       --------------
          Total assets                         $   6,913,341        $   4,870,360
                                               ==============       ==============
             LIABILITIES
Current liabilities
    Accounts and notes payable                 $     801,676        $     702,540
    Other current liabilities                        184,276              182,810
                                               --------------       --------------
          Total current liabilities                  985,952              885,350
                                               --------------       --------------
Long-term liabilities
    Notes payable                                  1,720,383              744,390
    Notes payable to related parties                 193,070              193,243
    Deferred compensation plan                        70,995               70,995
                                               --------------       --------------
          Total long-term liabilities              1,984,448            1,008,628
                                               --------------       --------------
          Total liabilities                        2,970,400            1,893,978
                                               --------------       --------------
             STOCKHOLDER EQUITY
Common stock, $.0001 par value                         4,006                4,006
Paid in capital                                    5,043,839            3,964,089
Treasury stock                                      (971,753)            (765,003)
Retained earnings (deficit)                         (133,151)            (226,710)
                                               --------------       --------------
          Total stockholder equity                 3,942,941            2,976,382
                                               --------------       --------------
          Total liabilities and
            stockholder equity                 $   6,913,341        $   4,870,360
                                               ==============       ==============

                                        2

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      Three Months Ended             Six Months Ended
                                           June 30,                       June 30,
                                 ---------------------------    --------------------------
                                     2005           2004            2005          2004
                                 ------------   ------------    ------------  ------------
Income

   Gross revenue                 $ 1,597,891    $ 1,110,410     $ 2,740,639   $ 2,177,610
                                 ------------   ------------    ------------  ------------
Expenses

   Payroll, related taxes
   and employee benefits             832,467        648,923       1,559,387     1,245,152

   General and administrative        312,422        229,958         532,281       454,248

   Occupancy                         128,729        106,437         239,490       209,655

   Selling                            86,017         36,303         140,101        76,723

   Other                              87,149         35,973         144,622       100,860
                                 ------------   ------------    ------------  ------------
      Total expenses               1,446,784      1,057,594       2,615,881     2,086,638
                                 ------------   ------------    ------------  ------------
Income before income taxes           151,107         52,816         124,758        90,972

Income tax expense                    37,800         12,304          31,200        21,843
                                 ------------   ------------    ------------  ------------
      Net income                 $   113,307    $    40,512     $    93,558   $    69,129
                                 ============   ============    ============  ============
      Net income per
       common share              $      .003   $       .001     $      .002   $      .002

Weighted average common
  shares outstanding              38,668,542     36,243,256      38,668,542    36,243,256


                      INTERNATIONAL MONETARY SYSTEMS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                 -----------------------------------
                                                    June 30,             June 30,
                                                      2005                 2004
                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in)
           operating activities                   $    139,519        $      90,309
                                                  -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash withdrawn from escrow account                 240,000              300,000
    Cash deposited in escrow account                  (120,173)            (120,192)
    Capital expenditures                               (37,146)             (61,210)
    Covenant not to compete                            (89,300)                   0
    Business acquisitions                             (665,000)             (20,000)
                                                  -------------       --------------
        Net cash used in investing activities         (671,619)              98,598
                                                  -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) of debt                 797,025             (135,245)
    Treasury stock acquisitions                       (206,750)            (316,801)
    Proceeds (costs) related to issuance of stock       24,750              228,722
                                                  -------------       --------------
        Net cash provided by financing activities      615,025             (223,324)
                                                  -------------       --------------
        Net increase in cash                            82,925              (34,417)

Cash at beginning of period                             83,669              113,023
                                                  -------------       --------------
Cash at end of period                             $    166,594        $      78,606
                                                  =============       ==============


SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired             $  2,032,500              591,714
        Less:  Liabilities assumed                           0              (11,300)
               Stock issued                         (1,055,000)            (350,000)
               Note payable                           (312,500)            (210,414)
                                                  -------------       --------------
        Net cash paid for acquisitions            $    665,000        $      20,000
                                                  =============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005

NOTE A. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE C - BUSINESS ACQUISITIONS

On April 30, 2005, IMS purchased selected assets of Eagle Barter Exchange of Chattanooga, TN for $365,000. Terms of the acquisition included a down payment of $65,000, paid in two installments of $40,000 and $25,000 paid in May and July of 2005. IMS issued 600,000 shares of its common stock guaranteed to a value of $300,000 ($.50 per share).

The assets acquired include $11,200 for accounts receivable, $23,800 for furniture and equipment, and $330,000 for the membership list.

On April 30, 2005, IMS purchased selected assets of the Reno, NV office of United Trade Network for $155,000. Terms of the acquisition included a down payment of $100,000, paid in six installments: one payment of $50,000 in May 2005 and five payments of $10,000 to be paid monthly starting in June of 2005. IMS issued 110,000 shares of its common stock guaranteed to a value of $55,000 ($.50 per share).

The assets acquired include $21,500 for accounts receivable, $3,500 for furniture and equipment, and $130,000 for the membership list.

On May 31, 2005, IMS entered into a Share-Exchange Agreement for the acquisition of all outstanding shares of Barter Business Unlimited, Inc., a Connecticut Corporation. The purchase price was $1,550,000 discounted to a present value $1,512,500. The terms were $500,000 in cash, 2,050,000 shares of IMS stock and a promissory note in the amount of $350,000. 1,400,000 of the issued shares are guaranteed by IMS to a value of $700,000 ($.50 per share).

The assets acquired include $101,000 for accounts receivable, $35,000 for furniture and equipment, and $1,376,500 for the membership list.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On April 30, 2005, International Monetary Systems, Ltd. (IMS) purchased the assets and client bases of Eagle Barter Exchange of Chattanooga, TN and United Trade Network of Reno, NV. On May 31, 2005, IMS purchased Barter Business Unlimited of Hartford, CT. The effects of these acquisitions are reflected in the IMS 2005 second quarter financial information.

In the quarter ending June 30, 2005, the Company's gross revenue increased 44% to $1,597,891, compared to $1,110,410 for the second quarter of 2004. The increased revenue was a result of the three acquisitions described above, coupled with additional internal growth of our Continental Trade Exchange barter network.

In the second quarter of 2005, the barter-division operating subsidiary had net income of $274,341. This represented a 89% increase over the $144,819 generated during the same three months of 2004. In the current period, the International Monetary Systems holding company had additional expenses for accounting, interest and investor relations, which reduced this net income to $151,107 before taxes. This represents a 186% increase over the pre-tax net income of $52,816 for the second quarter of 2004. Subtracting a $37,800 income tax expense deduction, the 2005 second-quarter net income was $113,307. This compares to net income of $40,512 for the same period last year, an increase of 180%.

Total expenses increased 37%, from $1,057,594 in the second quarter of 2004 to $1,446,784 at the end of the current period. The increased expenses were also attributed to the recent acquisitions, along with costs of investor relations and consulting services.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $292,567 for the current quarter. This was a 91% increase over the EBITDA of $153,051 for the same period last year.

Year-to-date gross revenue for the six-month period ending June 30, 2005 totaled $2,740,639, compared to $2,177,610 for the same period in 2004, an increase of 26%. Total expenses for the six-month period ending June 2005 were $2,615,881, compared to $2,086,638 for the corresponding period in 2004, an increase of 25%. Total year-to-date net income for the first six months of 2005 was $93,558 compared to $69,129 for the six months ending June 30, 2004, an increase of 35%.

EBITDA for the six months ending June 30, 2005 totaled $377,420, compared to EBITDA of $272,100 for the same period last year, an increase of 38%.

As of June 30, 2005, International Monetary Systems' total assets have increased to $6,913,341 from $4,870,360 at the end of 2004, with stockholders' equity increasing to $3,942,941 from $2,976,382.

Liquidity and Sources of Capital

At the end of the second quarter of 2005, the Company's cash balance had increased to $166,594 from $83,669 at the end of 2004. This was a result of funds raised in several private placements, less the amounts remitted as down payments on the three acquisitions described above.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

Subsequent Events

On July 31, 2005, the Company concluded the acquisition of International Barter Network, a barter exchange located in New York, NY.


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

            (a)   Exhibits

                  (99.1) Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to 18 U.S.C. section 1350

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on June 3, 2005 reporting the receipt of $200,000 in funds from a private investor.

                  A Form 8-K was filed on June 10, 2005 reporting the Share-Exchange Agreement for the acquisition of all outstanding shares of Barter Business Unlimited, Inc., a Connecticut Corporation.

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

Date       August 13, 2005         /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date       August 13, 2005          /s/ Danny W Weibling
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

Date:      August 13, 2005         /s/ Donald F. Mardak
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

Date:      August 13, 2005         /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended June 30, 2005



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350




                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2005