Form 10QSB/A
period 2005-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2005-09-27
CIK 1097430

<SEQUENCE>1
<FILENAME>ims06300510qsba.txt

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

This amended 10QSB is filed because the previous 10QSB for this quarter was not reviewed.

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

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures



This amended 10QSB is filed because the previous 10QSB for this quarter was not reviewed.

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

Date      September 20, 2005        /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)


Date      September 20, 2005       /s/ Danny W Weibling
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

Date:      September 20, 2005      /s/ Donald F. Mardak
           ------------------      ---------------------------------------------
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

Date:      September 20, 2005      /s/ Danny W. Weibling
           ------------------      ---------------------------------------------
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

September 20, 2005