Form 10QSB
period 2005-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2005-11-21
CIK 1097430

<SEQUENCE>1
<FILENAME>ims09300510qsb4.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.0001 Par Value -- 42,076,404 shares as of November 20, 2005.

Transitional Small Business Disclosure Format  Yes  X   No
                                                   ---     ---
Indicate by check mark whether the registrant is a shell company as defined
in rule 12b-2 of the exchange act.  Yes     No  X
                                       ---     ---

INDEX                                                                      PAGE NO.
                                                                           --------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - September 30, 2005      2
                    and December 31, 2004

                  Condensed consolidated statements of operations - Three months ended September 30, 2005 and 2004; Nine months ended
                    September 30, 2005 and 2004                                   3

                  Condensed consolidated statements of cash flows - Nine
                    months ended September 30, 2005 and 2004                      4

                  Condensed consolidated statement of changes in stockholders
                    equity - Nine months ended September 30, 2005                 5

                  Notes to condensed consolidated financial statements -
                    September 30, 2005                                            6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                    10

        Item 3.  Controls and Procedures                                         11


Part II.  Other Information                                                      12

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                 September 30,        December 31,
                                                     2005                2004
                                              ----------------     ----------------
             ASSETS
Current assets
    Cash                                       $      98,925        $      83,669
    Accounts receivable, net                       1,050,205              852,825
    Earned trade account                             243,985              217,021
    Inventory                                        134,636              134,636
    Prepaid expenses                                  25,599               14,129
                                               --------------       --------------
          Total current assets                     1,533,350            1,302,280
                                               --------------       --------------
          Net furniture and equipment                470,762              412,165
                                               --------------       --------------
Other assets
    Restricted cash                                  242,495              241,956
    Notes receivable                                       0               24,398
    Membership lists & covenant                    4,339,663            2,096,973
    Goodwill                                         535,478              535,478
    Investment in real estate                         31,000               31,000
    Other                                            128,938              111,475
    Deferred income taxes                             78,431              114,635
                                               --------------       --------------
          Total other assets                       5,356,005            3,155,915
                                               --------------       --------------
          Total assets                         $   7,380,117        $   4,870,360
                                               ==============       ==============
             LIABILITIES
Current liabilities
    Accounts payable and accrued expenses      $     327,112        $     325,831
    Notes payable net, current portion               668,904              559,519
                                               --------------       --------------
          Total current liabilities                  996,016              885,350
                                               --------------       --------------
Long-term liabilities
    Notes payable net, less current portion        1,888,058              744,390
    Notes payable to related parties                 197,271              193,243
    Deferred compensation plan                        70,995               70,995

                                               --------------       --------------
          Total long-term liabilities              2,156,324            1,008,628
                                               --------------       --------------
          Total liabilities                        3,152,340            1,893,978
                                               --------------       --------------
             STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
   20,000,000 authorized, 0 oustanding                     0                    0
Common stock, $.0001 par value 280,000,000
  authorized, 42,076,404 and 40,056,404
  issued and outstanding September 30,
  2005 and December 31, 2004 respectively              4,208                4,006
Paid in capital                                    4,979,440            3,964,089
Subscription receivable                              (69,000)                   0
Deferred compensation                                (38,088)                   0
Treasury stock                                      (542,729)            (765,003)
Retained earnings (deficit)                         (106,054)            (226,710)
                                               --------------       --------------
          Total stockholder equity                 4,227,777            2,976,382
                                               --------------       --------------
          Total liabilities and
            stockholder equity                 $   7,380,117        $   4,870,360
                                               ==============       ==============

See accompanying notes to consolidated financial statements.

                                        2

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                                      Three Months Ended            Nine Months Ended
                                        September 30,                  September 30,
                                 ---------------------------    --------------------------
                                     2005           2004            2005          2004
                                 ------------   ------------    ------------  ------------

   Gross revenue                 $ 1,674,526    $ 1,169,918     $ 4,415,165   $ 3,347,528
                                 ------------   ------------    ------------  ------------
Expenses

   Payroll, related taxes
   and employee benefits             931,458        667,111       2,490,844     1,912,263

   General and administrative        343,851        303,555         876,132       757,803

   Occupancy                         166,077        101,519         405,568       311,173

   Selling                           104,110         66,683         244,211       143,407

   Other                              92,932         41,973         237,554       142,833
                                 ------------   ------------    ------------  ------------
      Total expenses               1,638,428      1,180,841       4,254,309     3,267,479
                                 ------------   ------------    ------------  ------------
Income (loss) before income taxes     36,098       (10,923)         160,856        80,049

Income tax expense (income)            9,000        (3,480)          40,200        18,363
                                 ------------   ------------    ------------  ------------
      Net income (loss)          $    27,098    $   (7,443)     $   120,656   $    61,686
                                 ============   ============    ============  ============
      Net income per
       common share - basic      $      .001   $      (.001)    $      .003   $      .002
                    - dilutive   $      .001   $      (.001)    $      .003   $      .002
 Weighted average common
  shares outstanding - basic      40,474,621     36,823,302      39,279,548    36,823,302
                     - dilutive   43,202,219     36,823,302      41,033,2225   36,823,302

See accompanying notes to consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended
                                                 -----------------------------------
                                                  September 30,        September 30,
                                                      2005                 2004
                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                    $    120,656        $      61,686
    Adjustments to reconcile net loss to net
      used in operating activities:
        Depreciation and amortization                  291,421              192,051
        Stock issued for services                      126,953                    0
        Deferred income taxes                           36,204               18,146
        Changes in assets and liabilities
          Accounts receivable                          (44,680)             106,271
          Earned trade account                         (46,964)            (157,182)
          Inventory                                          0                2,036
          Prepaid expenses                             (11,470)                   0
          Other assets                                 (17,463)             (50,377)
          Notes receivable                              24,398               13,788
          Accounts payable                               1,281               35,208
          Accrued liabilities                           14,676              (51,611)
                                                  -------------       --------------
        Net cash provided by (used in)
           operating activities                   $    495,012        $     170,016
                                                  -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash withdrawn from escrow account                 240,000              300,000
    Cash deposited in escrow account                  (240,539)            (180,403)
    Capital expenditures                               (88,108)             (87,063)
    Covenant not to compete                            (89,300)                   0
    Cash payments on business acquisitions            (965,000)             (70,000)
                                                  -------------       --------------
        Net cash used in investing activities       (1,142,947)             (37,466)
                                                  -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                           4,028
    Purchase of treasury stock                        (332,047)
    Net borrowings (repayment) of debt                                     (181,898)
    Procceds from notes payable                      1,015,167
    Proceeds from benifical conversion                  84,833             (327,049)
    Payments on notes payable                         (108,790)
    Proceeds (costs) related to issuance of stock                           347,636
                                                  -------------       --------------
        Net cash provided by (used in)
           financing activities                        663,191             (161,311)
                                                  -------------       --------------
        Net increase in cash                            15,256              (28,761)

Cash at beginning of period                             83,669              113,023
                                                  -------------       --------------
Cash at end of period                             $     98,925        $      84,262
                                                  =============       ==============
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired             $  2,637,000              962,587
        Less:  Liabilities assumed                     (19,500)             (62,173)
               Barter paid                             (20,000)             (20,000)
               Stock issued                         (1,320,000)            (350,000)
               Note payable                           (312,500)            (460,414)
                                                  -------------       --------------
        Net cash paid for acquisitions            $    965,000        $      70,000
                                                  =============       ==============

See accompanying notes to consolidated financial statements.

                                      4

                                     INTERNATIONAL MONETARY SYSTEMS, LTD.
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              -------------------------------------------------------------------------------
                    Common Stock     Preferred Stock                                            Treasury Stock
                 ------------------  ---------------                              Retained  -----------------------     Total
                               Par            Par    Paid in     Sub.     Def.    Earnings                   Par      Stockholder
                   Shares     Value  Shares   Value  Capital     Rec.     Comp.   (Deficit)     Shares      Value       Equity
                 ---------- -------  ------  ------ ----------  -------  -------  --------- -----------   ----------  -----------
Balances at
 December 31,
 2004            40,056,404 $ 4,006       0  $    0 $3,964,089        0        0  $(226,710) (1,613,872)  $ (765,003) $2,976,382

Issuance of
 common stock
 for consulting
 services           373,000      37                    105,473                                  166,000       49,320     154,830

Issuance of
 common stock
 for business
 acquisitions     2,280,000     228                    814,772                                  790,000      505,000   1,320,000

Stock Options
 for consulting
 services                                               10,211                                                            10,211

Discount on
 convertible
 notes payable                                          84,834                                                            84,834

Treasury shares
 purchased or
 returned                                                                                      (919,955)    (332,046)   (332,046)

Treasury shares
 returned in
 advance for
 escrow funds                                                                                  (450,000)

Shares issued
 for prior rent
 payable                                                                                         20,000

Shares not yet
 issued           (633,000)     (63)                       63                                   249,000

Deferred Comp                                                   (38,088)                                                 (38,088)

Subscription
 receivable                                                              (69,000)                                        (69,000)

Net income                                                                          120,656                              120,656
                 ---------- -------  ------ ------- ---------- -------- --------  ---------  ----------  -----------  ----------
Balances at
September
30, 2005         42,076,404 $ 4,208       0 $     0 $4,979,440 $(38,088)$(69,000) $(106,054) (1,758,827) $  (542,729) $4,227,777
                 ========== =======  ====== ======= ========== ======== ========  ========== ==========  ===========  ==========

See accompanying notes to consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory
Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.


Note 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Note 3 - EARNED TRADE ACCOUNT

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

Note 4 - REVENUE SOURCES

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

                     INTERNATIONAL MONETARY SYSTEMS, LTD.

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

NOTE 5 - INVENTORY

Inventory consists primarily of fine art and other merchandise which the company intends to sell. Inventory is carried at the lower of actual cost of acquisition or fair value.

NOTE 6 - BUSINESS ACQUISITIONS

On April 30, 2005, IMS purchased selected assets of Eagle Barter Exchange of Chattanooga, TN for $365,000. Terms of the acquisition included a down payment of $65,000, paid in two installments of $40,000 and $25,000 paid in May and July of 2005. IMS issued 600,000 shares of its common stock guaranteed to a value of $300,000 ($.50 per share).

            Purchase price                           $  365,000
                                                     ==========
            Accounts receivable                      $   11,200
            Furniture and fixtures                       23,800
            Membership list                             330,000
                                                     ----------
                   Total assets acquired             $  365,000
                                                     ==========


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

            Purchase price                           $  155,000
                                                     ==========
            Accounts receivable                      $   21,500
            Furniture and fixtures                        3,500
            Membership list                             130,000
                                                     ----------
                   Total assets acquired             $  155,000
                                                     ==========


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

            Purchase price (discounted)              $1,512,500
                                                     ==========
            Accounts receivable                      $  101,000
            Furniture and fixtures                       35,000
            Membership list                           1,376,500
                                                     ----------
                   Total assets acquired             $1,550,000
                                                     ==========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

On July 31, 2005, IMS purchased selected assets of International Barter Network of New York, NY for $60,000. Terms of the acquisition included a payment of $20,000 in trade dollars and assumption of a note payable in the amount of $19,500. IMS issued 80,000 shares of its common stock guaranteed to a value of $40,000 ($.50 per share).

            Purchase price                           $   60,000
                                                     ==========
            Accounts receivable                      $    3,000
            Furniture and fixtures                       10,000
            Membership list                              66,500
                                                     ----------
                   Total assets acquired             $   79,500
                                                     ----------
            Note payable assumed                         19,500
                                                     ----------
                        Net assets acquired          $   60,000
                                                     ==========

On August 31, 2005, IMS purchased selected assets of the Las Vegas, NV office of United Trade Network for $525,000. Terms of the acquisition included a down payment of $300,000. IMS issued 450,000 shares of its common stock guaranteed to a value of $225,000 ($.50 per share).

            Purchase price (discounted)              $  525,000
                                                     ==========
            Accounts receivable                      $   85,000
            Furniture and fixtures                       15,000
            Membership list                             425,000
                                                     ----------
                   Total assets acquired             $  525,000
                                                     ==========

The table below summarizes the pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2005.

                                                  Nine Months Ended
                                                  September 30, 2005

           Gross Revenue                             $6,103,000
           Total expenses                             5,616,000
                                                     ----------
           Net income before taxes                   $  487,000
                                                     ==========
           Earnings per share                        $      .01


NOTE 7 - NOTES PAYABLE

On March 14th International Monetary Systems, Ltd. (IMS) received $610,000 from three private investors. $500,000 is secured by two promissory notes issued by IMS. The terms are for two years, interest only, paid quarterly at 10% annually, starting June 5, 2005. At the expiration of the notes, IMS shall pay the investors the sum of $500,000. At the option of the investors and in lieu of cash payments IMS shall transfer 1,666,667 shares of IMS $.0001 par value common stock to the investors ($500,000 at $.30 per share). The investors may also elect a combination of cash and stock with a combined value of $500,000.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

The remaining $110,000 is secured by a promissory note issued by IMS. The term is three years with interest at 10% annually. Principal and interest payments of $3,549.40 start April 12, 2005. At the option of the investor and in lieu of the cash balance IMS shall transfer shares of IMS $.0001 par value common stock to the investor at the rate of $.30 per share. This conversion must be for no less than 50,000 shares or any multiple of that amount.

On May 31st International Monetary Systems, Ltd. (IMS) received $200,000 from a private investor. The funds are secured by a promissory notes issued by IMS. The term is for two years, interest only, paid quarterly at 10% annually, starting August 25th of 2005. At the expiration of the note, IMS shall pay the investor the sum of $200,000. At the option of the investor and in lieu of cash payments IMS shall transfer 666,667 shares of IMS $.0001 par value common stock to the investor ($200,000 at $.30 per share). The investor may also elect a combination of cash and stock with a combined value of $200,000.

On August 29th International Monetary Systems, Ltd. (IMS) received $300,000 from two private investors. The funds are secured by promissory notes issued by IMS. The term is for two years, interest only, paid quarterly at 10% annually, starting in November 2005. At the expiration of the note, IMS shall pay the investors the sum of $300,000. At the option of the investors and in lieu of cash payments IMS shall transfer 900,000 shares of IMS $.0001 par value common stock to the investors ($300,000 at $.30 per share). The investors may also elect a combination of cash and stock with a combined value of $300,000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the quarter ending September 30, 2005, the Company's gross revenue increased 43% to $1,674,526, compared to $1,169,918 for the third quarter of 2004. The increased gross revenue was a result of five acquisitions, which were consummated during the past six months, along with additional internal growth of the CTE barter exchange.

The Continental Trade Exchange (CTE) barter business reported net income before taxes of $150,013, compared to a profit of $119,098 for the same period of 2004, an increase of 25%.

The company's total expenses during the third quarter of 2005 increased from $1,180,041 in the third quarter of 2004 to $1,638,428 at the end of the current period. The increased expenses were attributed to the acquisition of the five trade exchanges, and other non-cash charges for investor relations work and consulting services.

The CTE barter network's operating profit of $150,013 was reduced by the expenses described above.

For the third quarter of 2005, International Monetary Systems, Ltd. had net income of $27,098 compared to a loss of $7,443 for the same period in 2004. Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $252,088 for the current quarter. This compares to an EBITDA last year of $92,495 for the same period, an increase of 172%.

For the nine months ending September 30, 2005, the Continental Trade Exchange
(CTE) barter network had year-to-date net income before taxes of $455,930, compared to $390,680 for the same period in 2004.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

International Monetary Systems, Ltd. year-to-date consolidated gross revenue for the nine-month period ending September 30, 2005 totaled $4,415,165 compared to $3,347,528 for the same period in 2004, an increase of 32%. Total expenses for the nine-month period ending September 2005 were $4,254,309, compared to $3,267,479 for the same period in 2004, an increase of 30%. Year-to-date net income for the first nine months of 2005 was $120,656 compared to $61,686 for the same period ending September 30, 2004, an increase of 96%.

EBITDA for the nine-months of 2005 totaled $629,510. This compares to an EBITDA for the same period of 2004 totaling $357,319, an increase of 76%.

Liquidity and Sources of Capital

On September 30, 2005, the Company's cash balance was $98,925 compared to $83,669 at the end of 2004. We believe that current cash needs can be met from working capital over the next 12 months.

The cash in escrow accounts held to guarantee the stock buy back from two trade exchange acquisitions was $242,495 at September 30, 2005 compared to $241,956 at the end of 2004. In January 2005, $240,000 was withdrawn from one account by one seller who returned 480,000 shares of stock. During 2005 $180,000 was deposited into one account and $60,000 into the other. Additional interest in the amount of $539 was earned on the two accounts.

See Note 7 for source of new funds from notes payable. The funds from these notes were used for the acquisitions described in Note 6.

Effect of Newly Issued But Not Yet Effective Accounting Standards

AS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in an immaterial amount of compensation expense.

The effect of this new standard on the company's financial position and results of operations is not expected to be material upon and after adoption.



ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.


INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            (a)   Exhibits

                  (99.1) Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to 18 U.S.C. section 1350

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on August 29, 2005 reporting the receipt of $300,000 in funds from private investors.

                  A Form 8-K was filed on August 31, 2005 reporting the acquisition of selected assets of the Las Vegas office of United Trade Network.

                  A Form 8-K was filed on September 6 2005 reporting a change in our Certifying Accountant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------
Date       November 20, 2005       /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                          Donald F. Mardak, President
                                          (Principal Executive Officer)

Date       November 20, 2005       /s/ Danny W Weibling
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

Date:      November 20, 2005       /s/ Donald F. Mardak
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

Date:      November 20, 2005       /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                      for the Quarter ended September 30, 2005



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350




                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 20, 2005