Form 10KSB/A
period 2004-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2006-03-22
CIK 1097430

<FILENAME>ims1231200410ksba.txt

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


                                EXPLANATORY NOTE

This Amendment on Form 10-KSB/A hereby amends the certification statements on pages 21 and 22 for consistency with Item 601 of Regulation S-B. Also amended are Item E of Note 1 on page F-9, Note 9 on page F-19 and Note 14 on page F-24. This Amendment is not intended to revise other information presented in our annual report on Form 10-KSB for the year ended December 31, 2004 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment does not reflect events occurring after the filing of the original Form 10-KSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment to the Annual Report on Form 10-KSB continues to speak as of March 29, 2005.

For the convenience of the reader, the document has been refiled in its entirety.

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


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

   As discussed in Note 15, the company restated its consolidated financial statements for the year ended December 31, 2003.


Madison, Wisconsin                              /s/ SMITH & GESTELAND, LLP
February 16, 2005                                   SMITH & GESTELAND, LLP

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                           2004          2003
                                                        ---------     ---------
             ASSETS

Current assets
   Cash                                                $   86,669    $  113,023
   Accounts receivable, net of allowance for doubtful
     accounts of $184,472 in 2004 and $158,774 in 2003    852,825       745,270
   Earned trade account                                   217,021       164,961
   Inventory                                              134,636       136,672
   Prepaid expenses                                        14,129         5,552
   Current portion of notes receivable                                   49,919
                                                        ---------     ---------
        Total current assets                            1,302,280     1,215,397
                                                        ---------     ---------
Property and equipment
   Leasehold improvements                                  25,578         9,652
   Furniture and equipment                                939,224       813,734
                                                        ---------     ---------
                                                          964,802       823,386

      Less accumulated depreciation                      (552,637)     (424,654)
                                                        ---------     ---------
        Net property and equipment                        412,165       398,732
                                                        ---------     ---------
Other assets
   Restricted cash                                        241,956       301,230
   Notes receivable                                        24,398        49,736
   Membership lists                                     2,096,973     1,363,109
   Goodwill                                               535,478       535,478
   Investment in real estate                               31,000        43,000
   Other                                                  111,475        92,425
   Deferred income taxes                                  114,635       124,000
                                                        ---------     ---------
        Total other assets                              3,155,915     2,508,978
                                                        ---------     ---------
        Total assets                                   $4,870,360    $4,123,107
                                                        =========     =========

      The accompanying notes are an integral part of the financial statements.

                                                           2004          2003
                                                        ---------     ---------
             LIABILITIES

Current liabilities
   Accounts payable                                    $  143,021    $   70,781
   Payroll and payroll taxes                              163,652       140,239
   Sales taxes                                             19,158        26,177
   Other accrued expenses                                                21,000
   Current portion of long-term debt                      559,519       447,165
                                                        ---------     ---------
        Total current liabilities                         885,350       705,362
                                                        ---------     ---------
Long-term liabilities
   Capital leases                                                         1,720
   Notes payable                                          744,390       684,613
   Notes payable to related parties                       193,243       128,886
   Deferred compensation payable                           70,995        64,045
                                                        ---------     ---------
        Total long-term liabilities                     1,008,628       879,264
                                                        ---------     ---------
        Total liabilities                               1,893,978     1,584,626
                                                        ---------     ---------
             STOCKHOLDER EQUITY

Common stock, $.0001 par value                              4,006         1,832

Paid in capital                                         3,964,089     3,152,806

Treasury stock                                           (765,003)     (353,201)

Retained earnings (deficit)                              (226,710)     (262,956)
                                                        ---------     ---------
        Total stockholder equity                        2,976,382     2,538,481
                                                        ---------     ---------
        Total liabilities and stockholder equity       $4,870,360    $4,123,107
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

               E.   REVENUE SOURCES AND REVENUE RECOGNITION

               The company and its subsidiaries earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned through fees assessed when a member joins, through transaction fees generated when clients earn or spend their trade dollars, through monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

               Trade revenue is similarly generated through initial membership fees, monthly maintenance fees, transaction fees and event fees. Occasionally the company will accept a favorable trade ratio in lieu of a cash fee. the company uses earned trade dollars to purchase various goods and services required in its operations. All barter transactions are reported at the estimated fair value of the products or services received.

               Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

               Transaction fees are recognized upon receipt of transactional information accumulated by our systems or reported by our clients. Membership fees, monthly maintenance fees, finance charges, and other fees are billed monthly to members' accounts, and are recognized in the month the revenue is earned.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS (continued)

          As permitted by SFAS 123, the company continues to measure compensation cost for the stock option plan using the accounting method prescribed by APB 25. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income would have changed to the pro-forma amounts indicated below.

                                                      2004           2003
          Net income (loss)                        ----------     ----------
                                  As Reported      $  36,246      $(242,259)
                                  Pro Forma        $ (20,276)     $(271,394)

          Basic earning per
          common share
                                  As Reported      $      -       $   (0.01)
                                  Pro Forma        $      -       $   (0.01)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 127%, risk-free interest rate of 2.18%; expected lives of 3 years. Assumptions used for 2003: dividend yield of zero; expected volatility of 85%, risk-free interest rate of .93%; expected lives of 3 years.

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

          A summary of significant effects of the restatement is as follows:

                                       Year Ended
                                      December 31,                 Year Ended
                                          2003                    December 31,
                                     (As Previously   Amount of       2003
                                        Reported)      Change     (As Restated)
                                     --------------   ---------   -------------

          Balance Sheet
          Payroll and payroll taxes  $     114,842    $ 25,397    $    140,239
          Total current liabilities        679,965      25,397         705,362
          Retained earnings (deficit)     (237,559)    (25,397)       (262,956)
          Total stockholder equity       2,563,878     (25,397)      2,538,481

EXHIBIT INDEX


   Exhibit
   Number                          Description
   ------                          -----------
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