Form 10KSB
period 2005-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2006-04-14
CIK 1097430

<FILENAME>ims1231200510ksb.txt

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company as defined
in rule 12b-2 of the exchange act.  Yes [ ]   No [X]

Issuer's consolidated revenues for its most recent fiscal year: $6,194,735

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2005:
    $13,011,680 (calculated at $.32 per share, bid price on March 30, 2006)

Number of shares outstanding of each of the issuer's classes of common equity as of March 30, 2006:

         41,168,665 shares of Common Stock, par value $0.0001 per share

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                    DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format  Yes [X]  No [ ]

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I ......................................................................  3

   Item 1.  Description of Business .........................................  3
   Item 2.  Description of Property .........................................  6
   Item 3.  Legal Proceedings ...............................................  7
   Item 4.  Submission of Matters to a Vote of Security Holders .............  7

PART II .....................................................................  7

   Item 5.  Market for IMS Common Equity and Related Stockholder Matters ....  7
   Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................  7
   Item 7.  Financial Statements ............................................ 12
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ...................................... 12

PART III .................................................................... 14

   Item 9.   Directors and Executive Officers ............................... 14
   Item 10.  Executive Compensation ......................................... 16
   Item 11.  Security Ownership of Certain Beneficial Owners and Management . 17
   Item 12.  Certain Relationships and Related Transactions ................. 19
   Item 13.  Exhibits List and Reports On Form 8-K .......................... 20
   Item 14.  Principal Accountant Fees and Services ......................... 20

      CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

   Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

   Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 9,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume.

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

The Continental Trade Exchange Barter Network

   As a leader in the barter industry, Continental Trade Exchange has created a network of more than 9,000 businesses who regularly trade their goods and services with each other. Through their participation in our barter program, these companies are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. CTE functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system.

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

   The CTE barter system began operations in July of 1985 and has had a record of consistent and steady growth. This growth has been generated both internally and through the acquisition of other barter networks. As we have continued to add new members to the system, we have witnessed a compounded annual growth rate of approximately 15% per year for the past decade. During that same period, we have also acquired seventeen independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that we believe will enable us to achieve and maintain a dominant market position. We believe that a dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

   Five of those acquisitions were consummated during 2005. In April 2005, IMS acquired the membership list and assets of Eagle Barter Exchange (EBX), an independent barter network located in Chattanooga, Tennessee. Also in April
 2005, IMS acquired the membership list and assets of the Reno office of United Trade Network (UTN) an independent barter network with offices in Reno and Las Vegas. In August 2005, IMS acquired the membership list and assets of the Las Vegas office. In May 2005, IMS acquired the Barter Business Unlimited (BBU) barter exchange located in Newington, Connecticut. In July 2005, IMS acquired the membership list of International Barter Network located in New York, New York. With the addition of these five client bases, the Continental Trade Exchange barter network now boasts a membership roster totaling over 9,000 businesses.

Other Related Businesses

   In addition to expanding our Continental Trade Exchange, we intend to acquire other related businesses that synergize with and enhance the barter network.


ITEM 2. DESCRIPTION OF PROPERTY.

   Our company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMS. Rent and other terms of our lease, which expires September 30, 2006, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 1,600 square feet of office space at 2300 Green Bay Road, North Chicago, Illinois, (2) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (3) 2,800 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (4) 4,700 square feet at 8938 Cotter Street, Lewis Center, Ohio, (5) 700 square feet of office space at 8385 Brentwood Blvd, Brentwood, CA, (6) 1,850 square feet of office space at 5446 Pirrone Road, Modesto, California, (7) 200 square feet of office space at 2121 Eisenhower Ave, Alexandria, VA, (8) 200 square feet of office space at 468 North Camden Dr, Beverly Hills, CA, (9) 2,900 square feet of office at 4295 Cromwell Rd, Chattanooga, TN, (10) 850 square feet of office space at 780 Apple St, Reno, NV, (11) 3,500 square feet of office space at 705 North Mountain Rd, Newington, CT, (12) 900 square feet of office space at 7975 W Sahara Ave, Las Vegas, NV. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and, are each on a month-to-month basis or a short term lease of less than 3 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.

ITEM 3. LEGAL PROCEEDINGS.

   There are no material pending legal proceedings involving IMS or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.


                                    PART II

ITEM 5. MARKET FOR IMS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's OTC Bulletin Board on June 25, 2002. For the past 50 days ending on March 30, 2006, the trading volume has averaged 45,100 shares per day.

                                                  High        Low
Fiscal 2004                                       ----        ---

First quarter ended March 31, 2004               $0.50       $0.13
Second quarter ended June 30, 2004               $0.70       $0.36
Third quarter ended September 30, 2004           $0.58       $0.28
Fourth quarter ended December 31, 2004           $0.47       $0.26

Fiscal 2005                                       ----        ---

First quarter ended March 31, 2005               $0.42       $0.29
Second quarter ended June 30, 2005               $0.55       $0.29
Third quarter ended September 30, 2005           $0.45       $0.30
Fourth quarter ended December 31, 2005           $0.36       $0.27

   As of December 31, 2005, the approximate number of holders of record of our Common Stock was 570.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

RESULTS OF OPERATIONS

   For IMS and CTE 2005 was a banner year, with five acquisitions, revenue growth of 31%, EBIDTA of over $531,000, and positive cash flows from operations in excess of $678,000. The loss reported on our statement of operations resulted primarily from accounting adjustments and changes to comply with generally accepted accounting principles, the S.E.C. standards, and Sarbanes-Oxley rules.

   In April of 2005 our prior auditors, Smith & Gesteland LLP, notified us that they were ceasing S.E.C. auditing work and could no longer perform the annual audits of our financial records. In August of 2005 we hired Webb & Company, PA of Boynton Beach, FL as auditors for the 2005 financial statements. After consulting with our new auditing firm we accelerated the amortization of our membership lists from 15 years to 10 years, and accrued a substantial liability for deferred taxes resulting from the differences in accounting and tax basis of certain acquisitions. We have also reclassified selected balance sheet accounts. These changes were not anticipated, and created unexpected expenses which resulted in the reported net loss. Since these expenses were non-cash charges they had virtually no effect on our operating profit or cash flow.

   In 2005 we decided to invest in infrastructure by hiring additional employees who could help us improve our internal controls, revenue growth and profitability. We now have an attorney on staff to expedite collections and to review documents relating to our acquisitions and other contractual matters. To strengthen our organic growth we increased the size of our outside sales force to fourteen, averaging nearly 100 new client enrollments each month. In an effort to create more market awareness of our stock, we increased our outlay for investor relations' services. Though this was somewhat costly, most of the charges were paid with non-cash currency such as restricted shares of stock or the Company's trade dollars. These efforts resulted in higher trading volume of IMS' shares on the over-the-counter bulletin board, and that volume continues to grow in 2006. We also made a concerted effort to spend surplus trade dollars earned in previous years, thereby saving cash on advertising and promotion, printing, maintenance and repair of equipment, leasehold improvements, and substantially higher promotional costs for our annual barter expos.

   Following is a summary of our operating statement for the year ended December 31, 2005.

GROSS REVENUE

   Our consolidated gross revenues consist of income from the Continental Trade Exchange division in the form of: (a) transaction fees on client barter sales; (b) monthly maintenance fees; (c) membership setup fees; and (d) other miscellaneous revenue. Clients are billed monthly for the fees in the CTE barter system, and we have an excellent record of collections on our receivables.

   In 2005, CTE processed more than $52 million in barter transactions, generating revenues of $6.2 million; in 2004 we processed $37 million in barter transactions that produced revenues of $4.7 million. Total barter transactions for 2005 increased 37%, and revenues increased nearly 31%. The increase in revenue was primarily a result of five trade exchange acquisitions plus a higher volume of transactions in the barter network. The acquired client bases are located in Reno and Las Vegas, NV, Chattanooga, TN, Hartford, CT and New York, NY.

OPERATING EXPENSES

   For 2005 operating expenses increased by $1,726,000 or 38%, in proportion to the increases in revenue. Most of the additional operating expenses were a result of the 2005 acquisitions, along with the additional non-cash expenses outlined above.

   In 2005 CTE recorded net income of $166,000. Adjusting for income and expenses from barter dollars, and adding non-cash charges such as interest, amortization and depreciation, cash basis EBITDA was $984,000 for the barter system. However, these profits were diluted by investor relations costs, the accelerated amortization of our client lists, imputed interest on the convertible notes, and other expenses incurred by IMS. Many of these were non-cash accounting adjustments, or expenses paid by issuances of stock or in trade dollars.

   In 2005 payroll expenses increased nearly 37% to $3,625,000, while occupancy expenses increased from $285,000 to $589,000. Both increases resulted from acquisitions. Selling expenses decreased by $103,000 and other expenses (primarily interest) increased by $114,000. Much of this increase was for interest on long-term debt, and imputed interest on the convertible notes executed in 2005. General and administrative expenses increased 31%, from $812,000 to $1,066,000.

NET LOSS

   IMS had a net loss from operations of $36,765. After deducting interest and adding back an income tax benefit, IMS had a net loss of $221,639 for the calendar year ended December 31, 2005, compared to a profit of $25,246 for the same period in 2004.

EBITDA

   In 2005, operating profit (earnings before interest, taxes, depreciation and amortization) totaled $531,000.

EFFECTS OF ACQUISITIONS

   During fiscal 2005 we incurred additional expenses associated with the acquisitions of United Trade Network of Reno and Las Vegas, NV, Eagle Barter Exchange of Chattanooga, TN, International Barter Network of New York, NY, and Barter Business Unlimited of Hartford, CT. These expenses resulted from the integration of the operations of those firms into our business, and were not separately itemized. Additional expenses are anticipated in all acquisitions, but after a transition period we expect most of the new operations to add to our profitability and cash flow.

FINANCIAL CONDITION

LIQUIDITY, COMMITMENTS FOR CAPITAL RESOURCES, AND SOURCES OF FUNDS

   Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees, and transaction processing charges. We anticipate that our principal source of liquidity during the next year will be cash from operations. We believe that cash from operations alone will be adequate to provide for our continuing liquidity needs. In 2005 IMS experienced positive cash flow, as net cash provided by operating activities was $678,000, compared to a cash flow of $484,000 in 2004. During 2005 IMS raised $1,050,000 from private investors in the form of convertible notes, used exclusively as down payments on the five trade-exchange acquisitions.

   We do not currently have major capital commitments and are not currently obligated to purchase any trade exchanges or other businesses. However, we continue to seek opportunities to acquire exchanges in the future.

CHANGES IN ASSETS AND LIABILITIES

   During 2005 cash balances decreased only slightly from 2004, resulting from payments for acquired trade exchanges. Also $363,000 in restricted cash has been deposited in escrow accounts to guarantee the repurchase of shares issued in the acquisitions of Tradecard, Inc. and of Barter Business Unlimited.

   Accounts receivable increased by $345,000, primarily due to acquisitions. $99,000 of inventory was reclassified as "Assets held for investment". Our earned trade account decreased by $157,000 due to our concerted effort to use barter in lieu of cash to pay many expenses. As a result of these changes our total current assets increased 25%, from $1,450,000 in 2004 to $1,815,000 in 2005. Other assets increased by $2,672,000, or 88% from 2004 to 2005. Our total assets increased 62% from $4,902,000 to $7,938,000, primarily because of acquisitions.

   For acquisitions in which IMS stock was used in payment, we issued the shares at a value of $.50 per share, and guaranteed that value. Because we have repurchased most of those shares, we have reclassified the balances potentially due on those contracts. They are now listed on our balance sheet as a liability under "Common stock subject to guarantees." As a result of this re-classification, current liabilities increased by $1,234,000 and long-term debt increased by $2,630,000. Long-term debt also increased because we issued convertible notes to raise expansion capital earlier in the year.

   Because of the reclassification, common stock and paid in capital decreased from $3,968,000 to $3,006,000. Our retained earnings deficit increased from $206,000 to $428,000. Treasury stock decreased from $765,003 (1,613,872 shares) in 2004 to $424,690 (891,849 shares) in 2005. The net decrease was a result of IMS repurchasing shares from previous acquisitions, and reissuing treasury shares for some of the 2005 acquisitions.

   Total shareholder equity decreased 28%, from $2,913,000 in 2004 to $2,085,000 in 2005.


   CRITICAL ACCOUNTING POLICIES

   Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include the following:

   Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages , but does not require, companies to record compensation for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

NEW ACCOUNTING STANDARDS

   In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on our results of operations or financial condition.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, Inventory Costs--An Amendment Of ARB No. 43, Chapter 4. The Statement Amends The Guidance Of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on our financial position, operations or cash flows when it becomes effective in 2006.

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for

Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R were effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005. We are currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB 29, Accounting for Non-monetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal period beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We do not believe that SFAS 153 will have a material impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

   Our consolidated financial statements and related notes, and the report of Webb and Company, P.A., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-32.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On April 7, 2005 Smith & Gesteland, LLP ("S&G"), notified International Monetary Systems, Ltd. ("IMS"), that the firm would be terminating their registration with the PCAOB and would be resigning as IMS's auditors when IMS engaged a new audit firm. On September 1, 2005, IMS appointed Webb & Company, P.A. ("Webb") as its new independent accountants. The decision to accept the resignation of S&G and to retain Webb was made by IMS's Audit Committee and Board of Directors. S&G was responsible for IMS's independent public accounting functions until July 12, 2005 at which time they terminated their membership in PCAOB. Webb has assumed that role and subsequently reviewed the second quarter 10-QSB that was filed on August 14, 2005.

    S&G's reports on IMS's consolidated financial statements as of and for the fiscal years ended December 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

    During IMS's two most recent fiscal years ended December 31, 2003 and 2004, and the subsequent interim period through July 12, 2005, there were no disagreements between IMS and S&G on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to S&G's satisfaction, would have caused S&G to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under
Item 304(a)(1)(v) of Regulation S-K occurred within IMS's two most recent fiscal years ended December 31, 2003 and 2004 or the subsequent interim period through July 12, 2005.

     During IMS's two most recent fiscal years and the subsequent interim period prior to the IMS's engagement of Webb, neither IMS nor anyone on behalf of IMS consulted with Webb regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on IMS's consolidated financial statements; or (ii) any other matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(iv)) or a reportable event (as described in Regulation S-K Item 304(a)(1)(v)).

ITEM 8A. CONTROLS AND PROCEDURES.

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


ITEM 8B. OTHER INFORMATION

   None.



CODE OF ETHICS

  The Board of Directors is in the process of adopting a Code of Business Conduct and Ethics that will apply, among other persons, our President
(being our principal executive officer) as well as all employees. As adopted, our Code of Business Conduct and Ethics will set forth written standards that are designed to deter wrongdoing and to promote:

         honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

         compliance with applicable governmental laws, rules and regulations;

         the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

         accountability for adherence to the Code of Business Conduct and Ethics.

   Our Code of Business Conduct and Ethics will require, among other things, that all of our company's personnel are accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

   In addition, our Code of Business Conduct and Ethics will emphasize that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our Board Of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

   We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to 16901 West Glendale Drive, New Berlin, WI 53151.

                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

   The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMS, as of December 31, 2005.

Name                      Age       Position
----                      ---       --------
Donald F. Mardak           69       Chief Executive Officer, President and Director
Danny W. Weibling          57       Treasurer and Chief Financial Officer
John E. Strabley           42       Executive Vice President and Director
Dale L. Mardak             45       Senior Vice President and Director
Patricia A. Katisch        60       Corporate Secretary
Wayne Emmer                51       Director
Gerald Van Dyn Hoven       49       Director
Thomas Delacy              41       Director

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

   John E. Strabley has been the Executive Vice President of IMS since 1992 and a director since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager and, in August of that year, was appointed as Vice President of Continental Trade Exchange and IMS. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry's highest designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley became a director of both Continental Trade Exchange, Ltd. and IMS.

   Dale L. Mardak has been Senior Vice President of IMS since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and IMS. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker. He is currently serving on the Board of Directors of NATE.

   Danny W. Weibling is a Certified Public Accountant and, along with his wife Lisa, was the former owner of Trade Systems Interchange, the Rohnert Park, CA barter network that IMS acquired in April of 2001. Mr. Weibling is also the developer and programmer of TradeWorks, a leading barter industry software program, and he served six years as treasurer of the National Association of Trade Exchanges. He became Treasurer and Chief Financial Officer of IMS in April of 2001.

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

   Thomas Delacy is currently the president and CEO of Independent Inspections, Ltd., a company that provides municipal inspection services for several cities. Thom has a degree in geology from the University of Wisconsin - LaCrosse.

   Wayne Dalin is a Certified Public Accountant and is a principle in Dalin, Lindseth & Company.

   Donald F. and Judy E. Mardak are husband and wife. John E. Strabley is their son-in-law, and Dale L. Mardak is their son. Kimberly A. Strabley, the daughter of Donald F. and Judy E. Mardak and the wife of John E. Strabley, is also employed by us as travel director and reciprocal accounts manager.

   All of our directors are serving three-year terms. Messrs. Delacy and Dale
L. Mardak serve a three-year term expiring at the 2006 annual meeting of shareholders. Messrs. Van Dyn Hoven and Strabley serve a three-year term expiring at the 2007 annual meeting of shareholders, and Mr. Donald F. Mardak, Messrs. Emmer and Dalin are serving three-year terms expiring at the 2008 annual meeting of shareholders.

Director's Compensation

   While we do not have an established compensation policy for our directors, from time to time we may issue members of our outside Board of Directors shares of stock as compensation for their services to us in those positions. During 2005 we issued an aggregate of 40,000 shares of our common stock valued at $13,200 to Messrs. Gerald Van Dyn Hoven, Wayne Emmer, Thomas Delacy and Wayne Dalin as compensation for their services.

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

   Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMS believes that there was compliance for the fiscal year ended December 31, 2005 with all
Section 16(a) reports filed by them.


ITEM 10. EXECUTIVE COMPENSATION.

   Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 2003, 2004 and 2005, respectively. The information concerning other executive officers are for the year ended December 31, 2005. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this report as "Named Executive Officers".

                                          SUMMARY COMPENSATION TABLE
                               Annual Compensation                        Long-term Compensation
                      --------------------------------------   ---------------------------------------------
Name                                                 Other                  Securities             All other
and                                                 Annual     Restricted   underlying    LTIP      compen-
principal             Fiscal    Salary    Bonus     Compen-      stock       options/    payouts    sation
position               Year       ($)      ($)     sation($)    awards($)     SARs(#)      ($)        ($)
-------------------   ------   --------   ------   ---------   ----------   ----------   -------   ---------
Donald F. Mardak,      2005    $152,500    $  -     $    -      $     -       144,000     $   -     $   -
 Chief Executive       2004    $135,000    $  -     $    -      $     -       324,000     $   -     $   -
 Officer & President   2003    $123,000    $  -     $    -      $     -       324,000     $   -     $   -

Danny W. Weibling,     2005    $110,300    $  -     $    -      $     -       660,000     $   -     $   -
 Chief Financial
 Officer & Treasurer

John E. Strabley,      2005    $113,100    $  -     $    -      $     -       160,000     $   -     $   -
 Executive Vice
 President & Director

Dale L. Mardak,        2005    $106,500    $  -     $    -      $     -       160,000     $   -     $   -
 Senior Vice
 President & Director

  Options Grants in the Last Fiscal Year. No options were granted to any of our "named executive officers" for our fiscal year ended December 31, 2005.

   In January of 2004, options covering 400,000 and 200,000 shares of common stock (amounts are post split), exercisable for five years commencing October 1, 2005 at $.15 per share, were granted to Danny W Weibling, Treasurer and CFO and Alesia Peters, wife of Danny W Weibling, respectively.

Employment Agreements

   On October 4, 2004, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, our Chief Financial Officer and John
E. Strabley, and Dale L. Mardak our senior vice presidents, pursuant to which these employees will receive base salaries in 2006 of $170,000, $140,000, $130,000 and $122,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer at his discretion. Each such contract is for a term of three years. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMS or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMS.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2005, by:

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

                                                           Shares beneficially owned
                                                            as of December 31, 2005
                                                           -------------------------
Name of Beneficial Owner                                       Number      Percent
------------------------------------                        -----------    -------
Donald F. Mardak (1) ...................................     17,633,500     41.50%

Dale L. Mardak (2) .....................................      1,392,000      3.33%

John E. Strabley (3) ....................................       636,000      1.50%

Danny W Weibling (4) ....................................       193,000      0.45%

Gerald Van Dyn Hoven  ...................................       412,000      0.96%

Wayne Emmer  ............................................       230,000      0.54%

Thomas Delacy ...........................................       530,000      1.24%

Patricia Katisch  ........................................       38,000      0.08%

Wayne Dalin ..............................................       34,950      0.08%

All directors and executive officers
   as a group (8 persons).................................   21,099,450     49.68%

(1) Does not include 540,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 144,000 shares of exercisable options.

* All shares owned by Donald F. and Judy E. Mardak are now held in a revocable living trust.

(2) Does not include 8,400 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 160,000 shares of exercisable options.

(3) Does not include 1,200,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership. Does not include 160,000 shares of exercisable options.

(4) Does not include 150,000 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does not include 660,000 shares of exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Certain Transactions

   We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2002 and expires September 30, 2006. For the fiscal year ended December 31, 2004, we made rental payments of $68,000 and in the fiscal year ended December 31, 2005, we made rental payments of $72,000 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

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

ITEM 13. EXHIBITS LIST AND REPORTS ON FROM 8-K

(a) Exhibits:


   Exhibit
   Number                Description
   ------                -----------
     3.1   Articles of Incorporation of the Registrant *
     3.2   Articles of Amendment of the Registrant *
     3.3   Bylaws of the Registrant *
    10.1   Lease Agreement, between Glendale Investments, LLC. and the Registrant *
    31.1   Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
    31.2   Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
    32.1   Certificate of the Chief Executive Officer to Section 906 of
             the Sarbanes-Oxley Act of 2002 **
    32.2   Certificate of the Chief Financial Officer to Section 906 of
             the Sarbanes-Oxley Act of 2002 **

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597

             ** Filed herein


(b) Reports on Form 8-K

      None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   Smith and Gesteland, LLP served as our independent registered public accounting firm for fiscal 2004 and Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2005. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2005 and 2004 fiscal years.

                                            2005              2004
                                        -----------       -----------

Audit Fees .........................      $42,700           $34,000
Audit-Related Fees .................            0                 0
Tax Fees ...........................            0                 0
All Other Fees .....................            0                 0
                                          -------           -------
         Total .....................      $42,700           $34,000
                                          =======           =======

   Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

   Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

   Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

   All Other Fees -- This category consists of fees for other miscellaneous items.

   Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTERNATIONAL MONETARY SYSTEMS, LTD.



     Dated:  March 30, 2006                  By: /s/ DONALD F. MARDAK
                                             -----------------------------------
                                                 Donald F. Mardak, President
                                                 (Principal Executive Officer)




     Dated:  March 30, 2006                  By: /s/ DANNY W. WEIBLING, CPA
                                             -----------------------------------
                                                 Danny W. Weibling, Treasurer
                                                 (Principal Financial Officer)

   In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


          SIGNATURE                       TITLE                       DATE

  /s/ DONALD F. MARDAK           Chief Executive Officer,        March 30, 2006
-----------------------------      President (Principal
      Donald F. Mardak              Executive Officer)
                                       and Director

  /s/ DALE L. MARDAK              Senior Vice President          March 30, 2006
-----------------------------          and Director
      Dale L. Mardak


  /s/ JOHN E. STRABLEY           Executive Vice President        March 30, 2006
-----------------------------          and Director
      John E. Strabley

                   INTERNATIONAL MONETARY SYSTEMS, LTD

                          TABLE OF CONTENTS



                                                                        Page
                                                                       ------
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	       1 - 2


FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                    3 - 4

        Consolidated Statements of Operations                            5

        Consolidated Statements of Changes in Stockholder Equity         6

        Consolidated Statements of Cash Flows                          7 - 8

        Notes to Consolidated Financial Statements                     9 - 32


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin

   We have audited the accompanying consolidated balance sheet of International Monetary Systems, Ltd. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in stockholder equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and subsidiary at December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ WEBB & COMPNAY, P. A.
                                        ----------------------
                                        WEBB & COMPANY, P. A.
Boynton Beach, Florida
March 31, 2005

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin


   We have audited the accompanying consolidated balance sheet of International Monetary Systems, Ltd. and subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in stockholder equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and subsidiary at December 31, 2004, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 2 to the financial statements, the Company restated its balance sheet as of December 31, 2004, and the related statements of operations, changes in stockholder equity, and cash flows for the year then ended to give effect to the recognition of deferred tax liabilities and goodwill previously unrecorded.

   As discussed in Note 2, the company restated its consolidated financial statements for the year ended December 31, 2004.


                                   /s/ SMITH & GESTELAND, LLP
                                       -----------------------
                                       SMITH & GESTELAND, LLP
Madison, Wisconsin
February 16, 2005

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                               2005         2004
                                                                         (Restated)
                                                            ---------    ----------
              ASSETS
Current assets
     Cash                                                  $   80,496   $   83,669
     Restricted cash                                          363,400      241,956
     Marketable securities                                     84,206       73,668
     Accounts receivable, net of allowance for doubtful
        accounts of $447,510 in 2005 and $184,472 in 2004   1,113,598      768,825
     Earned trade account                                      60,027      217,021
     Prepaid expenses                                          79,417       29,409
     Inventory                                                 33,839       35,338
                                                           -----------  -----------
          Total current assets                              1,814,983    1,449,886

Property and equipment, net                                   411,799      412,165
                                                            ----------  -----------
Other assets
     Notes receivable                                             -         24,398
     Membership lists, net                                  4,193,302    2,096,973
     Goodwill                                               1,285,478      765,478
     Covenant not to compete, net                              74,417          -
     Assets held for investment                                99,298       99,298
     Investment in real estate                                 31,000       31,000
     Cash surrender value                                      27,709       22,527
                                                           -----------  -----------
          Total other assets                                5,711,204    3,039,674
		                                           -----------  -----------
              Total assets                                 $7,937,986   $4,901,725
                                                           ===========  ===========

             The accompanying notes are an integral part of the audited consolidated financial statements.

                                                               2005         2004
                                                                         (Restated)
                                                            ---------    ----------
             LIABILITIES

Current liabilities
     Accounts payable                                      $  202,991   $  143,021
     Accrued compensation                                     214,876      163,652
     Accrued payroll taxes                                     45,749          -
     Accrued sales taxes                                       36,432       19,158
     Accrued income taxes                                      10,000          -
     Current portion of notes payable                         584,897      462,898
     Current portion of notes payable, related party           99,506       96,621
     Current portion of common stock
        subject to guarantees                                 925,000          -
                                                           -----------  -----------
          Total current liabilities                         2,119,451      885,350
                                                           -----------  -----------
Long-term liabilities
     Notes payable, less current portion                    1,825,015      744,390
     Notes payable, related party, less current portion	      192,171      193,243
     Common stock subject to guarantees,
        less current portion                                1,056,750          -
     Deferred compensation                                    106,000       70,995
     Deferred income taxes                                    554,000       95,000
                                                           -----------  -----------
         Total long-term liabilities                        3,733,936    1,103,628
			                                   -----------  -----------
               Total liabilities                            5,853,387    1,988,978
                                                           -----------  -----------
         COMMITMENTS AND CONTINGENCIES                            -            -

          STOCKHOLDER EQUITY
Preferred stock, $.0001 par value; 20,000,000 shares
   authorized, none outstanding                                   -            -
Common stock, $.0001 par value; 280,000,000 shares
   authorized, 41,925,558 and 39,556,404 shares
   issued and outstanding, respectively	                        4,224        4,006
Paid in capital                                             3,002,114    3,964,089
Treasury stock, 1,244,904 and 1,613,872 shares
   outstanding, respectively                                 (423,090)    (765,003)
Subscription receivable                                       (68,622)     (84,000)
Deferred compensation                                          (2,043)         -
Accumulated deficit                                          (427,984)    (206,345)
                                                           -----------  -----------
              Total stockholder equity                      2,084,599    2,912,747
			                                   -----------  -----------
              Total liabilities and stockholder equity     $7,937,986   $4,901,725
                                                           ===========  ===========

           The accompanying notes are an integral part of the audited consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31

                                                             2005           2004
                                                                         (Restated)
                                                         -----------     -----------
Revenue                                                  $6,187,138      $4,732,280

Operating expenses
     Payroll, related taxes and employee benefits         3,624,917       2,650,979
     General and administrative                           1,065,766         812,287
     Occupancy                                              588,642         284,635
     Selling                                                311,648         414,978
     Depreciation and amortization                          560,428         264,992
     Provision for bad debts                                 72,502          70,526
                                                         -----------     -----------
     Total operating expenses                             6,223,903       4,498,397
			                                 -----------     -----------
Net income (loss) from operations                           (36,765)        233,883
			                                 -----------     -----------
Other income (expense)
     Interest income                                          7,597             680
     Interest expense                                      (239,226)       (118,269)
                                                         -----------     -----------
     Total other income (expense)                          (231,629)       (117,589)
			                                 -----------     -----------
Income (loss) before income taxes                          (268,394)        116,294

Income tax expense (benefit)                                (46,755)         36,282
	                             		         -----------     -----------
Net income (loss) from continuing operations               (221,639)         80,012

Loss on discontinued operations, net of
    tax benefit of $13,200                                      -           (54,766)
                                                         -----------     -----------
Net income (loss)                                        $ (221,639)     $   25,246
                                                         ===========     ===========
Basic earnings per common share                          $   (0.006)     $    0.001

Diluted earnings per common share                        $   (0.006)     $    0.001

Weighted average shares outstanding, basic               39,528,112      38,989,699
			                                 ===========     ===========
Weighted average shares outstanding, diluted             39,528,112      38,989,699
                                                         ===========     ===========

           The accompanying notes are an integral part of the audited consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                 Preferred Stock     Common Stock                                                Treasury Stock
                 ---------------------------------                                          -----------------------     Total
                           Par                Par    Paid in     Sub.     Def.     Accum.                    Par      Stockholder
                 Shares   Value    Shares    Value   Capital     Rec.     Comp.   (Deficit)     Shares      Value       Equity
                 ------   -----  ----------  ------ ----------  -------  -------  --------- -----------   ----------  -----------
Balances at
 December 31,
 2003 (Restated)
 2004 (Restated)    -       -    18,321,169 $ 1,832 $3,152,806      -        -   $(231,591)     (382,050)  $ (353,201) $2,569,846
-----------------
Net income 2004     -       -           -       -          -        -        -      25,246           -            -        25,246

2 for 1 stock
 split April 5,
 2004               -       -    18,799,720   1,878     (1,878)     -        -         -        (705,350)         -           -

Stock offering      -       -     2,052,245     206    463,251      -        -         -             -            -       463,457

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -       903,270      90    349,910      -        -         -             -            -       350,000

Shares issued as
 collateral         -       -      (500,000)    -          -        -        -         -             -            -           -

Subscription
 receivable         -       -           -       -          -    (84,000)     -         -             -            -       (84,000)

Treasure stock
 purchases          -       -           -       -          -        -        -         -        (526,472)    (411,802)   (411,802)
                 -----------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 2004 (Restated)    -       -    39,556,404   4,006  3,964,089  (84,000)     -    (206,345)   (1,613,872)    (765,003)  2,912,747
      2005
----------------
Net loss for 2005   -       -           -       -          -        -        -    (221,639)          -            -      (221,639)

Treasure stock
 purchases          -       -           -       -          -        -        -         -        (971,878)    (380,296)   (380,296)

Stock issued
 for services       -       -       350,000      35    126,914      -        -         -         212,000       61,300     188,249

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -     1,830,000     183    797,817      -        -         -       1,380,000      390,000   1,488,000

Reclassification
 of shares issued
 at guaranteed
 prices to
 liabilities        -       -           -       -   (1,981,750)     -        -         -             -            -    (1,981,750)

Stock issued as
 collateral,
 redeemed upon
 payment of debt    -       -       189,154     -          -        -        -         -        (189,154)         -           -

Stock options       -       -           -       -       10,211      -     (2,043)      -             -            -         8,168

Beneficial
 conversion on
 notes payable      -       -           -       -       84,834      -        -         -             -            -        84,834

Shares redeemed
 for fixed assets   -       -           -       -          -        -        -         -         (62,000)     (29,091)    (29,091)

Subscription
 receivable         -       -           -       -          -     15,378      -         -             -            -        15,378
                 -----------------------------------------------------------------------------------------------------------------
Balance,
 December 30
 2005               -       -    41,925,558  $4,224 $3,002,114  $68,622  $(2,043) $(427,984)  (1,244,904)   $(423,090) $2,084,599
                 =================================================================================================================

                 The accompanying notes are an integral part of the audited consolidated financial statements.

                       INTERNATIONAL MONETARY SYSTEMS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                               2005           2004
                                                                           (Restated)
                                                           ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $  (221,639)     $   25,246
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
     Depreciation and amortization                             560,428         264,992
     Provision for bad debts                                    72,502          25,698
     Stock issued in exchange for services                     196,418         250,320
     Deferred compensation                                      35,005             -
     Loss on disposal of property and equipment                    720             -
     Loss on disposal of real estate                               -            12,000
     Deferred income taxes                                     (61,000)         20,365
Changes in operating assets and liabilities:
     Accounts receivable                                      (166,775)       (105,539)
     Earned trade account                                      136,994         (72,060)
     Prepaid expense                                           (50,008)         (6,541)
     Inventory                                                   1,500             -
     Other assets                                                  -           (19,050)
     Accounts payable                                           49,970          72,239
     Accrued compensation and payroll taxes                     96,973          23,413
     Accrued sales taxes                                        17,273          (7,019)
     Accrued income taxes                                       10,000             -
                                                            -----------     -----------
Net cash provided by operating activities                      678,361         484,064

                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash                        (121,444)         59,274
(Increase) decrease in marketable securities                   (10,538)          6,950
Capital expenditures                                          (106,819)        (98,415)
Repayment of notes receivable                                   24,398          75,257
Cash payments for business acquisitions	                      (965,000)       (100,000)
Increase in cash surrender value                                (5,182)            -
                                                            -----------     -----------
Net cash used in investing activities                       (1,184,585)        (56,934)

            The accompanying notes are an integral part of the audited consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                                   continued

                                                              2005            2004
                                                                           (Restated)
                                                           ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties                  82,966         64,357
Payments on notes payable to related parties                   (81,155)           -
Proceeds from notes payable                                  1,260,238            -
Payments on notes payable                                     (478,913)      (320,456)
Repayment of capital leases                                        -           (1,720)
Purchase of treasury stock                                    (380,296)      (411,802)
Beneficial conversion; notes payable                            84,833            -
Proceeds from subscription receivable                           15,378            -
Proceeds from issuance of stock                                    -          213,137
                                                            -----------    -----------
Net cash provided by (used in) financing activities            503,051       (456,484)
                                                            -----------    -----------
Net decrease in cash                                            (3,173)       (29,354)

Cash at beginning of year                                       83,669        113,023
                                                            -----------    -----------
Cash at end of year                                         $   80,496     $   83,669
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                      $  239,226     $  118,269
Cash paid for income taxes                                  $    4,245     $    2,717

NON CASH FINANCING AND INVESTING ACTIVITIES
Acquisitions:
Fair value of assets acquired                               $3,424,300     $  962,587
Less: liabilities assumed                                     (431,300)      (492,587)
Stock issued                                                (1,488,000)      (350,000)
Trade dollars paid                                             (20,000)       (20,000)
Deferred tax liability                                        (520,000)           -
                                                            -----------    -----------
Net cash paid for acquisitions                              $  965,000     $  100,000
                                                            ===========    ===========
Stock issued for services                                   $  198,461     $  163,770
                                                            ===========    ===========
Treasury stock redeemed for fixed assets                    $   29,091     $      -
                                                            ===========    ===========
Treasury stock redeemed for trade dollars                   $      -       $   60,000
                                                            ===========    ===========
Notes payable beneficial conversion                         $   84,833     $      -
                                                            ===========    ===========
Stock guarantees on acquisitions                            $1,981,750     $      -
                                                            ===========    ===========

            The accompanying notes are an integral part of the audited consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

   A.  ORGANIZATION

       International Monetary Systems, Ltd. (IMS - the Company) is a holding company located in New Berlin, Wisconsin with one wholly-owned operating subsidiary, Continental Trade Exchange, Ltd (CTE), which operates a barter (trade) exchange in the United States.

   B.  OPERATIONS OF BARTER EXCHANGES

       A barter (trade) exchange is a business network, a membership organization comprised of businesses that buy and sell among the network without using cash. It is a small, private economy with a unique currency called a barter dollar or trade dollar. It is a third-party record keeper that provides an alternative payment system.

       Member businesses do not actually engage in direct barter. Rather, they sell products or services to other members, accepting payment in trade dollars which they then use to buy the products or services of other members of the network. Transactions are recorded through manual and electronic data transmission using a 24-hour telephone and Internet authorization system. Some members consign their products to the barter exchange to hold as saleable inventory. Others sell gift certificates or tickets that are redeemable for their goods or services.

       The barter exchange maintains the accounting records for all sales and purchases, provides monthly statements, files annual tax forms 1099B, enrolls businesses to the network, proactively markets member products and services, maintains a member web site, facilitates transactions, and provides personal customer support services to the members.

   C.  CASH EQUIVALENTS

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not held for investment purposes.

   D.  RESTRICTED CASH

       As a condition to issuing the guarantee on the purchase of the exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under the guaranteed transactions. As of December 31, 2005 the Company has made all the required deposits into the escrow account.

   E.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of the Company's accounts receivable, restricted cash, accounts payable, notes payable related party, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

   F.  REVENUE SOURCES AND REVENUE RECOGNITION

       The Company and its subsidiary earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned through fees assessed when a member joins, through transaction fees generated when clients earn or spend their trade dollars, through monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

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

   G.  PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

   H.  USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

   I.  MARKETABLE SECURITIES

       Marketable equity securities are classified into three categories: (1) held-to-maturity securities reported at amortized cost, (2) trading securities reported at fair value with unrealized gains and losses included in earnings, and (3) available-for-sale securities reported at fair value with unrealized gains and losses reported in other comprehensive income (loss). Costs are determined by the specific identification method.

   J.  RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

       Accounts receivable are stated at face value, net of the allowance for bad debts. Finance charges on receivables are calculated using the simple interest method on the amount outstanding.

       The allowance for bad debts is maintained at a level that is management's best estimate of probable bad debts incurred as of the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income.

   K.  INVENTORY

       Inventory consists primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost or fair market value.

   L.  EARNED TRADE ACCOUNT

       As part of the operations of the subsidiary, the Company earns trade dollars which are used to purchase goods and services required in operations. This account is increased principally for service, membership and transaction fees, and is decreased by the Company's purchase of goods and services. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the Company will not use all of the balance.

   M.  PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight line methods over the estimated useful lives of five to thirty-nine years.

   N.  GOODWILL AND MEMBERSHIP LISTS

       Goodwill and membership lists are stated at cost and arise when additional exchanges are purchased. Membership lists are amortized over the estimated life of ten years.

       In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill in 2005 or 2004.

   O.  ASSETS HELD FOR INVESTMENT

       Assets held for investment consist of various works of art which are valued at the lower of cost or fair market value.

   P.  INVESTMENT IN REAL ESTATE

       Investment in real estate includes two parcels of undeveloped land valued at $26,000, and a deeded vacation timeshare valued at $5,000. Both are valued at the lower of cost or fair market value.

   Q.  INCOME TAXES

       The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   R.  CONCENTRATIONS OF CREDIT RISK

       CASH
       Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2005, the Company had approximately $227,045 in cash balances at financial institutions which were in excess of the FDIC insured limits.

       ACCOUNTS RECEIVABLE
       The Company grants credit to its customers, all of whom are members of Continental Trade Exchange. Customers are principally located throughout Wisconsin, Illinois, California, Ohio, Virginia, Tennessee, Maryland, Nevada, Connecticut, New York, Kentucky and Washington DC. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

   S.  SEGMENT REPORTING

       The Company operates in one segment and, therefore, segment information is not presented.

   T.  ADVERTISING

       Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $157,429 and $95,319 for the years ended December 31, 2005 and 2004, respectively.

   U.  RECENT ACCOUNTING PRONOUNCEMENTS

       In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any VIEs.

       In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has adopted SFAS 123R, and there is no impact on the financial statements.

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"("SFAS 151"). This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005, and there is no impact of this statement on the Company's financial statements.

       In December 2004, the FASB issued SFAS no. 153, Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has adopted SFAS 153, and there is no impact on the financial statements.

       In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

       SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.


   V.  RECLASSIFICATION

       The Company has reclassified certain assets and liabilities and has modified the format of the statement of operations for consistency of presentation with 2005, as follows:

                                                     December 31, 2004
                                            -----------------------------------
                                              As Reported         As Restated
       Consolidated Balance Sheet
       Marketable securities                   $      -            $   73,668
       Accounts receivable                     $  852,825          $  768,825
       Prepaid expenses	                       $   14,129          $   29,409
       Inventory                               $  134,636          $   35,338
       Assets held for investment              $      -            $   99,298
       Cash surrender value                    $      -            $   22,527
       Other assets                            $  111,475          $      -
       Current portion of notes payable        $  559,519          $  462,898
       Current portion of notes payable
         related party                         $      -            $   96,621
       Subscription receivable                 $      -            $   84,000
       Consolidated Statement
         of Operations
       Total operating expenses                $4,616,666          $4,498,397
       Net income from operations              $  116,294          $  233,883
       Other expenses                          $      -            $ (117,589)


NOTE 2 - RESTATEMENT

       The Company has restated the financial statements to give effect to the recognition of deferred tax liabilities and assets primarily arising from the difference in book and tax bases of assets acquired through a share-exchange agreement in 2002. Accordingly, as of December 31, 2004 the balance sheet reflects additional goodwill of $230,000, and a deferred tax liability of $95,000. For the year ended December 31, 2004 deferred income tax expense has been increased $11,000, and as of December 31, 2003 the accumulated deficit has been restated to $(231,591), a decrease of $31,365. The primary reason for the restatement is that the Company determined, in accordance with SFAS 109, "Accounting for Income Taxes," that the future tax consequences of the temporary differences arising in the share-exchange agreement in 2002 had not been appropriately recorded in prior periods.

       The following summarizes the effects of the restatements and reclassifications:

                                                     December 31, 2004
                                            -----------------------------------
                                              As Reported         As Restated
       Consolidated Balance Sheet
       Goodwill                                $  535,478          $  765,478
       Deferred income taxes                   $  124,000          $      -
       Total assets                           $4,870,360          $4,901,725
       Deferred income taxes                   $      -            $   95,000
       Total liabilities                       $1,893,978          $1,988,978
       Accumulated deficit                     $  226,710          $  206,345
       Total stockholder equity                $2,976,382          $2,912,747
       Consolidated Statement
         of Operations
       Income tax expense                      $   25,282          $   36,282
       Net income from continuing operations   $   91,012          $   80,012
       Net income                              $   36,246          $   25,246

NOTE 3 -MARKETABLE SECURITIES

       SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

       The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2005 are as follows:

               Available for sale securities:
               Cost                                         $   70,659
               Unrealized gain                                  13,547
               Marketable equity securities                 -----------
                 classified as current                      $   84,206
                                                            ===========
       The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2005 and 2004 were as follows:


                                                        2005           2004
                                                     ----------     ----------
       Net unrealized gains (losses)                  $  1,645       $   -
                                                     ==========     ==========

       The investment in marketable equity securities has been pledged to secure the liability for deferred compensation (Note 9).

NOTE 4 - ACQUISITIONS

      A. On March 29, 2004, IMS purchased selected assets and liabilities of California Barter Exchange of Modesto, California for $600,000, discounted to a present value of $580,414. Terms of the acquisition included a down payment of $50,000 in three payments of $20,000, $10,000 and $20,000 paid in March, April and May of 2004, thirty two monthly payments of $6,000 beginning May 2004, and a final payment of $8,000. Payments include interest of $19,586 at 7.5%. IMS issued 350,000 shares of its common stock with a guarantee of fair value. IMS also assumed a note payable of $11,300 to Dell Financial Services.


                    Purchase price              $  580,414
                                                ===========
                    Accounts receivable         $   48,714
                    Furniture and equipment         43,000
                    Member list                    500,000
                    Liabilities assumed            (11,300)
                                                -----------
                    Net assets acquired         $  580,414
                                                ===========

      B. On July 1, 2004, IMS purchased selected assets and liabilities of Barter Network, Inc of Springfield, Virginia for $370,873. Terms of the acquisition included a cash down payment of $50,000 and $20,000 in trade dollars. 553,270 shares of IMS stock were issued and secured with a note payable of $250,000. IMS assumed liabilities in the amount of $50,873. Assets acquired included the membership list and client base recorded at $370,873.

                    Purchase price              $  320,000
                                                ===========
                    Accounts receivable         $      -
                    Furniture and equipment            -
                    Member list                    370,873
                    Liabilities assumed            (50,873)
                                                -----------
                    Net assets acquired         $  320,000
                                                ===========

      C. On April 30, 2005, IMS purchased selected assets of Eagle Barter Exchange of Chattanooga, Tennessee for $365,000. Terms of the acquisition included a down payment of $65,000 paid in two installments of $40,000 and $25,000 in May and July of 2005. IMS issued 600,000 shares of its common stock guaranteed with a fair value of $300,000 ($.50 per share).

                    Purchase price              $  365,000
                                                ===========
                    Accounts receivable         $   20,000
                    Furniture and equipment         23,800
                    Member list                    321,200
                                                -----------
                    Net assets acquired         $  365,000
                                                ===========

      D. On April 30, 2005, IMS purchased selected assets of the Reno, Nevada office of United Trade Network for $155,000. Terms of the acquisition included a down payment of $100,000 paid in six installments: one payment of $50,000 in May 2005 and five payments of $10,000 paid monthly starting in June of 2005. IMS issued 110,000 shares of its common stock guaranteed with a fair value of $55,000 ($.50 per share).

                    Purchase price              $  155,000
                                                ===========
                    Accounts receivable         $   17,500
                    Furniture and equipment          3,500
                    Member list                    134,000
                                                -----------
                    Net assets acquired         $  155,000
                                                ===========

      E. On May 31, 2005, IMS entered into a Share-Exchange Agreement for the acquisition of all outstanding shares of Barter Business Unlimited, Inc., a Connecticut corporation. The purchase price was $1,550,000 discounted to a present value $1,512,500. The terms were $500,000 in cash, 2,050,000 shares of IMS stock and a promissory note in the amount of $350,000, discounted to $312,500. 1,400,000 of the shares issued are guaranteed by IMS with a fair value of $700,000 ($.50 per share).

                    Discounted purchase price   $1,720,500
                                                ===========
                    Accounts receivable         $  159,000
                    Furniture and equipment         35,000
                    Member list                  1,536,500
                    Goodwill                       520,000
                    Deferred tax liability        (520,000)
                    Liabilities assumed            (10,000)
                                                -----------
                    Net assets acquired         $1,720,500
                                                ===========

         The Company also paid $100,000 to the former owner for a covenant not to compete, discounted to a present value pf $89,300, and amortized over the 3-year life of the agreement.

      F. On July 31, 2005, IMS purchased selected assets of International Barter Network of New York, New York for $39,500, adjusted, by agreement from $60,000. Terms of the acquisition included a payment of $20,000 in trade dollars and assumption of a $19,500 note payable.

                    Purchase price              $   20,000
                                                ===========
                    Accounts receivable         $    2,000
                    Furniture and equipment            -
                    Member list                     37,500
                    Liabilities assumed            (19,500)
                                                -----------
                    Net assets acquired         $   20,000
                                                ===========

      G. On August 31, 2005, IMS purchased selected assets of the Las Vegas, NV office of United Trade Network for $525,000. Terms of the acquisition included a down payment of $300,000. IMS issued 450,000 shares of its common stock guaranteed with a fair value of $225,000 ($.50 per share).

                    Purchase price              $  525,000
                                                ===========
                    Accounts receivable         $   52,000
                    Furniture and equipment         15,000
                    Member list                    458,000
                                                -----------
                    Net assets acquired         $  525,000
                                                ===========

         The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2005:

                   Gross revenue               $ 7,270,531
                   Total expenses               (7,427,573)
                                               ------------
                   Net loss before taxes       $  (157,042)
                                               ============
                   Earnings per share          $    (0.004)
                                               ============

NOTE 5 - INTANGIBLE ASSETS

       Intangible assets consist of membership lists, goodwill and a covenant not to compete, and for the years ended December 31, 2005 and 2004 are as follows:

                                                    2005              2004
                                                ------------      ------------
            Membership lists                    $ 4,852,773       $ 2,365,573
            Accumulated amortization               (659,471)         (268,600)
                                                ------------      ------------
              Net                                 4,193,302         2,096,973
                                                ------------      ------------
            Covenant not to compete                  89,300               -
            Accumulated amortization                (14,883)              -
                                                ------------      ------------
              Net                                    74,417               -
                                                ------------      ------------
            Intangible assets                   $ 4,267,719       $ 2,096,973
                                                ============      ============

            Goodwill                            $ 1,298,601       $   778,601
            Accumulated amortization                (13,123)          (13,123)
                                                ------------      ------------
              Net                               $ 1,285,478       $   765,478
                                                ============      ============

       Aggregate amortization expense on intangible assets was $405,754 and $137,009 for the years ended December 31, 2005 and 2004, respectively. Estimated future amortization expense is as follows:

                                                    2006          $   532,553
                                                    2007              532,553
                                                    2008              517,669
                                                    2009              502,786
                                                    2010              502,786
                                                 thereafter         1,679,372
                                                                  ------------
                                                                  $ 4,267,719
                                                                  ============


NOTE 6 - PROPERTY AND EQUIPMENT

       Property and equipment consist of the following as of December 31, 2005 and 2004:

                                                    2005              2004
                                                ------------      ------------
          Office furniture, equipment
            computers and software              $ 1,060,887       $   939,224
          Leasehold improvements                     39,630            25,578
                                                ------------      ------------
                                                  1,100,517           964,802
          Accumulated depreciation                 (688,718)         (552,637)
                                                ------------      ------------
                                                $   411,799       $   412,165
                                                ============      ============

       Depreciation expense during the years ended December 31, 2005 and 2004 was $154,674 and $127,983, respectively.

NOTE 7 - NOTES PAYABLE

       CTE has a revolving credit line of $100,000 with a financial institution with no maturity date. Amounts drawn and outstanding were $97,007 and $87,278 as of December 31, 2005 and 2004, respectively. Monthly payments are computed at the greatest of accrued interest, $250 or 3% of the total amount outstanding. Interest is computed at prime plus 1.25% (8.5% as of December 31, 2005).

       CTE has a business credit line of $122,000 with a financial institution with no maturity date. The balance outstanding was $113,644 and $95,140 as of December 31, 2005 and 2004, respectively. Minimum monthly payments are interest only, computed at prime plus 6% (12.25% as of December 31, 2005).

       In connection with its acquisition of Trade Systems Interchange, CTE has a loan payable to an individual in the amount of $60,000, due December 2008. The balance outstanding was $59,049 and $59,512 as of December 31, 2005 and 2004, respectively. Monthly payments are $1,500 plus interest at 9%. The owner of DWW Software is also a shareholder in the Company.

       A former subsidiary of the Company had a $100,000 loan payable to an individual arising from the Company's purchase of JMG during April 2001. IMS assumed the outstanding balance when operations of the subsidiary were discontinued. The balance outstanding was $18,769 and $40,917 as of December 31, 2005 and 2004, respectively. Monthly payments are $2,000 including 6% interest, and the note matures on April 15, 2006, at which time the unpaid balance is due in full.

       CTE has a business loan with a partnership in the amount of $54,183 and $27,817 as of December 31, 2005 and 2004, respectively, due December 2008. Monthly payments are $1,500 plus interest computed at 12%.

       A former subsidiary of the Company carried a business loan with a financial institution which IMS assumed when operations of the subsidiary were discontinued. The balance outstanding was $116,448 and $177,265 as of December 31, 2005 and 2004, respectively. Monthly payments of $5,712 include interest at 6.9%, and are due until the balance is paid (estimated in October 2007). The loan is secured by a general business security agreement and a personal guaranty of the Company's president.

       CTE has a $50,000 business credit line with a financial institution with a maturity of May 2006. Minimum monthly payments are interest only, computed at 8.25%. The balance outstanding was $43,304 and $37,200 as of December 31, 2005 and 2004, respectively.

       CTE has a $48,000 business credit line with a credit card company with a balance of $45,268 and $37,271 as of December 31, 2005 and 2004, respectively. Minimum monthly payments are $550 with interest at 11.25%.

       CTE has business lines of credit with several credit card companies in the aggregate amount of $23,215 and $29,020 as of December 31, 2005 and 2004, respectively.

       CTE has a note payable to the former owner of Barternet, a California company purchased in 2003, with maturity in July 2006 and monthly payments of $2,100. The face value of the original note was $69,300, discounted at 7.5% to $62,444. The balance as of December 31, 2005 is $14,700, discounted to $14,339, and $39,900 discounted to $37,511 as of December 31, 2004. The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the years ended December 31, 2005 and 2004, the Company recorded interest expense from the discounts of $2,028 and $3,697, respectively.

       In connection with the purchase of Barternet in 2003, the Company assumed a note payable to an individual with maturity in February 2010 and monthly payments of $2,500. The face value of the original note was $207,500, discounted at 7.5% to $161,510. The balance as of December 31, 2005 is $125,000, discounted to $107,069, and $155,000 discounted to $128,172 as of December 31, 2004. The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the years ended December 31, 2005 and 2004, the Company recorded interest expense from the discounts of $8,897 and $10,417, respectively.

       In conjunction with the acquisition of International Barter Network of New York, CTE assumed a note payable of $19,500 to a financial institution, with monthly payments of $975 and interest computed at 6.25%, due April 2007. The balance outstanding as of December 31, 2005 was $13,941.

       IMS purchased an automobile through a financial institution in April of 2003, with a maturity date of March 2009 and monthly payments of $852 including interest at 8.75%. The balance outstanding was $28,837 and $36,187 as of December 31, 2005 and 2004, respectively.

       CTE had a business loan with an individual in the amount of $5,124 at December 31, 2004, with monthly payments of $879 including 10% interest. The balance was paid in full in June 2005.

       In connection with the acquisition of Barter Network, Inc., CTE assumed a business line of credit of $35,000 with a financial institution with interest at 5.75%. The balance outstanding was $14,654 as of December 31, 2004, which was paid in full in 2005.

       In connection with the acquisition of Barter Network, Inc., CTE issued a note payable. Terms include thirty-five monthly payments of $6,754 including interest at 6%, plus a final balloon payment of $40,000 on August 30, 2007, plus accrued interest. The balance outstanding was $164,471 and $233,385 as of December 31, 2005 and 2004, respectively.

       In connection with the acquisition of California Barter Exchange, CTE issued a note payable to the former owners. Terms include thirty-two monthly payments of $6,000 including interest at 7.5%, a balloon payment of $8,000 on April 7, 2007, plus accrued interest. The balance outstanding was $87,655 and $150,642 as of December 31, 2005 and 2004, respectively.

       In connection with the acquisition of California Barter Exchange, CTE assumed a note payable to a financial institution. The note requires monthly payments of $361 and matures in 2007. The balance outstanding was $5,302 and $8,139 as of December 31, 2005 and 2004, respectively.

       In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued a note payable to the former owner, with maturity in

       June 2008 and monthly payments of $9,722. The face value of the original note was $350,000, discounted at 7.5% to $312,500. The balance as of December 31, 2005 is $291,667, discounted to $265,667. The discount from the face value of the promissory notes is being amortized over the life of the note as additional interest expense. During the year ended December 31, 2005 the Company recorded interest expense from the discount of $11,000.

       In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued a note payable for a covenant not to compete with maturity in June 2008 and monthly payments of $2,778. The face value of the original note was $100,000, discounted at 7.5% to $89,300. The balance as of December 31, 2005 is $83,333, discounted to $75,772. The discount from the face value of the promissory notes is being amortized over the life of the note as additional interest expense. During the year ended December 31, 2005 the Company recorded interest expense from the discount of $3,139.

       In 2005, two private investors loaned $1,050,000 to IMS. Due dates of the notes range from March to November 2007, with quarterly interest payments of 10%. The notes are convertible to 3,500,000 shares of IMS stock at $.30 per share at the option of the holder. The value of the convertible feature on the notes was calculated to be $84,333 and treated as a discount to the note which is being amortized over the life of the note. As of December 31, 2005 the discounted balance of the notes was $990,471.

       In 2005 IMS issued a note payable to a private investor in the amount of $110,000, due March 2008, with monthly payments of $3,549, including interest at 10%. The balance outstanding as of December 31, 2005 was $85,500.

       A summary of the Company's notes payable is as follows:

                                    Balance as of      Current      Long-term
                                  December 31, 2005    Portion       Portion
                                  --------------------------------------------
       Private investors           $   990,471       $      -     $   990,471
       Individual                      265,667          100,152       165,515
       Corporation                     164,472           73,183        91,289
       Financial institution           116,448           62,400        54,048
       Financial institution           113,644           30,000        83,644
       Individual                      107,069           22,741        84,328
       Financial institution            97,007           12,000        85,007
       Individuals                      87,655           67,878        19,777
       Private investor                 85,500           35,647        49,853
       Individual                       75,772           28,621        47,151
       Individual                       59,049           18,000        41,049
       Partnership                      54,183           18,000        36,183
       Credit card company              45,268            6,600        38,668
       Financial institution            43,304           43,304           -
       Financial institution            28,837            8,020        20,817
       Credit card company              23,215            6,000        17,215
       Individual                       18,769           18,769           -
       Individual                       14,339           14,339           -
       Financial institution            13,941           13,941           -
       Financial institution             5,302            5,302           -
                                  --------------------------------------------
                                   $ 2,409,912       $  584,897   $ 1,825,015

       The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

                                                    2006          $   584,897
                                                    2007            1,427,603
                                                    2008              186,146
                                                    2009               54,794
                                                    2010               23,553
                                                 thereafter           132,919
                                                                  ------------
                                                                  $ 2,409,912
                                                                  ============

       Interest expense for the years ended December 31, 2005 and 2004 was $239,226 and $118,269, respectively.

NOTE 8 - NOTES PAYABLE, RELATED PARTY

       From time to time officers and stockholders of the Company have loaned funds to IMS. Aggregate monthly payments are $7,000 with balloon payments due December 2008, with interest at 12%.

                                                    2005              2004
                                                 -----------       -----------
          Balance January 1                      $  289,864        $  193,329
          New loans during the year                  82,968           205,629
          Repayments during the year                (81,155)         (109,094)
                                                 -----------       -----------
          Balance December 31                    $  291,677        $  289,864
                                                 ===========       ===========

       The aggregate amount of maturities of long-term debt to related parties for each of the next three years is as follows:

                                                    2006           $   99,506
                                                    2007               84,000
                                                    2008              108,171
                                                                   -----------
                                                                   $  291,677
                                                                   ===========

NOTE 9 - DEFERRED COMPENSATION

       As part of the acquisition of Tradecard, Inc., the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after her retirement.

       The present value, using an after-tax interest factor of 7% of future payments required under the agreement, is being charged to operations over the period of active employment until the employee reaches her retirement date in approximately seven years.

       Assets intended to fund this liability include an investment in marketable securities (Note 3) with a balance of $84,206 and $73,668 as of December 31, 2005 and 2004, respectively, and a life insurance policy with a $300,000 death benefit and a cash surrender value as of December 31, 2005 and 2004, of $27,709 and $22,527, respectively. All incidents of ownership accrue to the Company, which is the designated beneficiary. There are no loans outstanding on the insurance policy, but the cash surrender value has been pledged by the Company to secure the liability for deferred compensation.

NOTE 10 - INCOME TAXES

       Income tax expense consists of the following components:

                                                      Year Ended December 31
                                                     -------------------------
                                                         2005          2004
                                                     -----------   -----------
       Allocated to income from continuing operations
         Currently payable - state                    $   10,000    $   2,717
         Deferred - federal                              (37,755)      28,400
         Deferred - state                                (19,000)       5,165
                                                      -----------   ----------
           Total - continuing operations                 (46,755)      36,282
       Allocated to losses on discontinued operations
         Deferred - federal                                  -        (10,200)
         Deferred - state                                    -         (3,000)
                                                      -----------   ----------
           Total - discontinued operations                   -        (13,200)
                                                      -----------   ----------
           Total tax expense (benefit                 $  (46,755)   $  23,082
                                                      ===========   ==========

       The Company has a federal net operating loss carry forward of approximately $250,000, $230,000 of which expires in 2023, and $20,000 of which expires in 2025.

NOTE 11 - STOCK OPTIONS

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

       Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock. Under APB 25, no compensation cost is recognized for the stock option plan because the exercise price is at least equal to the quoted market price at the date of grant and, therefore, there is no intrinsic value.

       A summary of the status of Company's fixed stock option plan as of December 31, 2005 and 2004, and the changes during the years then ended is presented below:


                                       December 31, 2005             December 31, 2004
                                 ---------------------------      ----------------------------
                                             Weighted Average                 Weighted Average
Fixed Options                      Shares     Exercise Price      Shares        Exercise Price
------------------------------  ----------  -----------------    ----------  -----------------
Outstanding at
   beginning of period          4,490,000   $           0.40     3,990,000   $           0.44
Granted	                           20,000   $           0.30       600,000   $           0.15
Forfeited                         (40,000)  $           0.20      (100,000)  $           0.50
Expired	                       (1,188,000)  $           0.25           -     $           -
                               -----------  -----------------   -----------  -----------------
Outstanding at end of period    3,282,000   $           0.39     4,490,000   $           0.40
                               ===========  =================   ===========  =================

Options exercisable at
   period end                   3,282,000
                               ===========

Weighted average fair value
  of options granted to
  employees during the year    $     0.39
                               ===========

       As of December 31, 2005 there were 3,282,000 options outstanding and exercisable, with a weighted average remaining contractual life of
       1.2 years, and a weighted average exercise price of $0.39.

       As permitted by SFAS 123, the Company continues to measure compensation cost for the stock option plan using the accounting method prescribed by APB 25. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income (loss) would have changed to the pro-forma amounts indicated:

                                                     2005              2004
                                                 -----------       -----------
          Net income (loss)
          As reported                            $ (221,639)	   $   25,246
          Pro Forma                              $ (257,611)       $  (31,276)
          Basic earnings per common share
          As reported                            $   (0.006)       $    0.001
          Pro Forma                              $   (0.006)       $   (0.001)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of zero; expected volatility of 127%, risk-free interest rate of 2.18%; expected life of 3 years.

NOTE 12 - RELATED PARTY TRANSACTIONS

       The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The original lease commenced October 1, 2002 and extends through September 30, 2006. Lease payments are $6,000 monthly plus certain operating costs, including sales and use taxes, insurance, utilities, maintenance, and non-structural repairs. The total payments in 2005 were $72,000.

       From time to time officers and stockholders of the Company have loaned funds to IMS. Aggregate monthly payments are $7,000 with balloon payments due December 2008, with interest at 12%.

                                                    2005              2004
                                                 -----------       -----------
          Balance January 1                      $  289,864        $  193,329
          New loans during the year                  82,968           205,629
          Repayments during the year                (81,155)         (109,094)
                                                 -----------       -----------
          Balance December 31                    $  291,677        $  289,864
                                                 ===========       ===========

       The aggregate amount of maturities of long-term debt to related parties for each of the next three years is as follows:

                                                    2006           $   99,506
                                                    2007               84,000
                                                    2008              108,171
                                                                   -----------
                                                                   $  291,677
                                                                   ===========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

      The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2008. Total rent expense for all operating leases for 2005 and 2004 is summarized as follows:

                                                    2005              2004
                                                 -----------       -----------
         Related party lease                     $   72,000        $   72,000
         Office leases                              232,992           137,453
         Vehicle leases                              22,496            29,139
         Equipment leases                               -              21,583
                                                 -----------       -----------
                                                 $  327,488        $  260,175
                                                 ===========       ===========

      Minimum future lease commitments as of December 31, 2005, are summarized as follows:

                                                         Office
             Year ending December 31                   Facilities    Vehicles
          ----------------------------                 ----------   ----------
                     2006                              $ 226,874    $  21,644
                     2007                                109,974       15,269
                     2008                                 44,141       11,047
                                                       ----------   ----------
                                                       $ 380,989    $  47,960
                                                       ==========   ==========

NOTE 14 - EARNINGS (LOSS) PER SHARE

      Earnings per share are based on the weighted average number of shares outstanding for the year, restated for the two-for-one stock split on April 5, 2004. Weighted average shares outstanding were 39,528,112 and 38,989,699 for 2005 and 2004, respectively.

      As of December 31, 2005 and 2004, there were 6,782,000 common share equivalents outstanding, the effect of which was anti-dilutive and not included in the calculation of diluted net loss per common share. As of December 31, 2004 there were 3,383,334 common share equivalents outstanding that had no effect on dilutive shares outstanding.

NOTE 15 - DISCONTINUED OPERATIONS

      In 2003 the Company disposed of a majority interest in its printing business. The revenues and pretax loss of the discontinued operations and the loss on disposition were reported in 2003. During 2004 an additional loss of $67,966 before taxes was recorded based on final adjustments related to agreements with the buyer.

NOTE 16 - SUBSEQUENT EVENTS

      In February 2006 the Company issued to private investors, 136,364 shares of stock for $30,000 and 100,000 shares for $20,000.

      In March 2006 the Company received a commitment for $1,200,000 in additional funding from private investors who loaned $1,050,000 to IMS in 2005.

      In March 2006 the Company received $65,000 from a private investor, structured as a convertible note payable with interest only payments for two years at 10%, convertible to 216,667 shares at the lender's option.

      In March 2006 the Company acquired selected assets of Master Trade Barter Systems of Los Gatos, California for $75,000. Terms include a cash payment of $40,000 and 70,000 shares of stock guaranteed to $35,000.

      In March 2006 the Company acquired the Memphis, Tennessee client base of Southern Barter Exchange, for a cash payment of $25,000.

EXHIBIT INDEX


   Exhibit
   Number                          Description
   ------                          -----------
     3.1   Articles of Incorporation of the Registrant *
     3.2   Articles of Amendment of the Registrant *
     3.3   Bylaws of the Registrant *
    10.1   Lease Agreement, between Glendale Investments, LLC. and the Registrant *
    31.1   Certification of Chief Executive Officer Pursuant to Rule
            13a-14(a)/15d-14(a) of the Exchange Act.
    31.2   Certification of Principal Financial and Accounting Officer Pursuant
            to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
    32.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)
            or 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.
    32.2   Certification of Principal Financial and Accounting Officer Pursuant
            to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597