Form 10QSB
period 2006-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2006-05-15
CIK 1097430

<SEQUENCE>1
<FILENAME>ims03310610qsb5.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2006

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

Common Stock, $.0001 Par Value -- 52,077,453 shares as of May 11, 2005.

Transitional Small Business Disclosure Format  Yes  X   No
                                                   ---     ---
Indicate by check mark whether the registrant is a shell company as defined
in rule 12b-2 of the exchange act.  Yes     No  X
                                       ---     ---

INDEX                                                                      PAGE NO.
                                                                           --------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.  Financial Information

         Item 1.  Financial Statements (March 31, 2006 - Unaudited)

                  Condensed consolidated balance sheets - March 31, 2006          2
                    and December 31, 2005

                 Condensed consolidated statements of operations - Three
                    months ended March 31, 2006 and 2005                          4

                 Condensed consolidated statements of cash flows - Three
                    months ended March 31, 2006 and 2005                          5

                  Condensed consolidated statement of changes in stockholders
                    equity - Three months ended March 31, 2006                    7

                  Notes to condensed consolidated financial statements -
                    March 31, 2006                                                8

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                    13

        Item 3.  Controls and Procedures                                         16


Part II.  Other Information                                                      17

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,         December 31,
                                                     2006                2005
                                                  (UNAUDITED)
                                              ----------------     ----------------
             ASSETS
Current assets
    Cash                                       $     176,115        $      80,496
    Restricted cash                                   61,142              363,400
    Marketable securities                             86,457               84,206
    Accounts receivable, net                         967,278            1,113,598
    Earned trade account                             163,417               60,027
    Prepaid expenses                                  65,027               79,417
    Inventory                                         33,839               33,839
                                               --------------       --------------
          Total current assets                     1,553,275            1,814,983
                                               --------------       --------------
          Net furniture and equipment                391,776              411,799
                                               --------------       --------------
Other assets

    Membership lists & covenant                    4,221,380            4,267,719
    Goodwill                                       1,285,478            1,285,478
    Assets held for investment                        99,298               99,298
    Investment in real estate                         31,000               31,000
    Cash surrender value                              29,108               27,709
                                               --------------       --------------
          Total other assets                       5,666,264            5,711,204
                                               --------------       --------------
          Total assets                         $   7,611,315        $   7,937,986
                                               ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,          December 31,
                                                   2006                 2005
                                                (UNAUDITED)
                                             ----------------     ----------------
             LIABILITIES
Current liabilities
    Accounts payable and accrued expenses      $     537,063        $     510,048
    Current portion of notes payable               1,173,740            1,513,380
    Current portion of notes payable,
      related party                                   91,865               96,023
    Current portion of common stock
      subject to guarantee                           780,500                  -
                                               --------------       --------------
          Total current liabilities                2,583,168            2,119,451
                                               --------------       --------------
Long-term liabilities
    Notes payable net, less current portion        1,180,725            2,881,765
    Notes payable to related parties                 216,555              192,171
    Common stock subject to guarantee,
      less current portion                           738,000                  -
    Deferred compensation                            109,750              106,000
    Deferred income taxes                            532,000              554,000
                                               --------------       --------------
          Total long-term liabilities              2,777,030           3,733,936
                                               --------------       --------------
          Total liabilities                        5,360,198            5,853,387
                                               --------------       --------------
             STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
   20,000,000 authorized, 0 outstanding                  -                    -
Common stock, $.0001 par value 280,000,000
  authorized, 42,217,453 and 41,925,558
  issued and outstanding March 31, 2006
  and December 31, 2005 respectively                   4,249                4,224
Paid in capital                                    3,524,839            3,002,114
Subscription receivable                              (64,631)             (68,622)
Deferred compensation                                    -                 (2,043)
Treasury stock                                      (763,240)            (423,090)
Accumulated deficit                                 (450,100)            (427,984)
                                               --------------       --------------
          Total stockholder equity                 2,251,117            2,084,599
                                               --------------       --------------
          Total liabilities and
            stockholder equity                 $   7,611,315        $   7,937,986
                                               ==============       ==============

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                                                                    Three Months Ended
                                                                          March 31,
                                                                --------------------------
                                                                    2006          2005
                                                                ------------  ------------

   Gross revenue                                                $ 1,742,338   $ 1,142,383
                                                                ------------  ------------
Expenses

   Payroll, related taxes
     and employee benefits                                        1,059,510       726,919
   General and administrative                                       247,007       145,004
   Occupancy                                                        154,200       110,761
   Selling                                                           53,917        54,084
   Depreciation                                                      35,156        35,429
   Amortization                                                     133,138        39,426
   Provision for bad debt                                            30,675        21,637
                                                                ------------  ------------
      Total expenses                                              1,713,603     1,133,260
                                                                ------------  ------------
      Net income from operations                                     28,735         9,123
                                                                ------------  ------------
   Other income (expense)
      Interest income                                                 1,648           364
      Interest expense                                              (74,499)      (35,836)
                                                                ------------  ------------
      Total other income (expense)                                  (72,851)      (35,472)
                                                                ------------  ------------
      Loss before income taxes                                      (44,116)      (26,349)
      Income tax expense (benefit)                                  (22,000)       (6,600)
                                                                ------------  ------------
      Net loss                                                  $   (22,116)  $   (19,749)
                                                                ============  ============
      Net income per
       common share - basic                                     $     (.001)  $     (.001)
                    - dilutive                                  $     (.001)   $    (.001)
 Weighted average common
  shares outstanding - basic                                     40,281,376    38,517,363
                     - dilutive                                  40,281,376    38,517,363

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three Months Ended
                                                 -----------------------------------
                                                    March 31,            March 31,
                                                      2006                 2005
                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                      $    (22,116)        $    (19,748)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                  168,294               74,855
        Provision for bad debts                         30,675                  -
        Stock issued in exchange for services           10,050                  -
        Deferred compensation                            3,750                  -
        Amortization of deferred compensation            2,043                  -
      Changes in assets and liabilities
          Accounts receivable                          126,845               95,091
          Earned trade account                        (103,390)             (23,333)
          Prepaid expense                               14,390                 (600)
          Deferred income taxes                        (22,000)             (10,100)
          Other assets                                     -                 (7,300)
          Notes receivable                                 -                 24,398
          Accounts payable                              40,946              (45,791)
          Accrued compensation & payroll taxes          21,234                 (252)
          Accrued sales tax                            (30,215)             (17,205)
          Accrued income taxes                          (4,950)                 -
                                                  -------------       --------------
        Net cash provided by
           operating activities                   $    235,556        $      70,015
                                                  -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in restricted cash             302,258              179,975
    Capital expenditures                               (13,133)             (18,666)
    (Increase) decrease in marketable securities        (2,251)                 -
    Cash payments on business acquisitions             (65,000)                 -
    Increase in cash surrender value                    (1,399)                 -
                                                  -------------       --------------
        Net cash provided by
           investing activities                        220,475              161,309
                                                  -------------       --------------

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                continued

                                                           Three Months Ended
                                                 -----------------------------------
                                                    March 31,            March 31,
                                                      2006                 2005
                                                 --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related parties      29,243                6,000
    Payments on notes payable to related parties       (12,500)             (16,500)
    Proceeds from notes payable                        101,594              610,000
    Payments on notes payable                         (157,040)             (77,317)
    Purchase of treasury stock                        (382,200)            (255,030)
    Proceeds from subscription receivable                3,991                  -
    Proceeds (costs) related to issuance of stock       56,500                5,550
                                                  -------------       --------------
        Net cash provided by (used in)
           financing activities                       (360,412)             272,703
                                                  -------------       --------------
        Net increase (decrease) in cash                 95,619              504,027

Cash at beginning of period                             80,496               83,669
                                                  -------------       --------------
Cash at end of period                             $    176,115        $     587,696
                                                  =============       ==============
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired             $    100,000                  -
        Less:  Liabilities assumed                           0                  -
               Barter paid                                   0                  -
               Stock issued                            (35,000)                 -
               Note payable                                  0                  -
                                                  -------------       --------------
        Net cash paid for acquisitions            $     65,000        $           0
                                                  =============       ==============

See accompanying notes to condensed consolidated financial statements.

                                     INTERNATIONAL MONETARY SYSTEMS, LTD.
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              -------------------------------------------------------------------------------
                  Preferred Stock     Common Stock                                                Treasury Stock
                 ---------------------------------                                          -----------------------     Total
                           Par                Par    Paid in     Sub.     Def.     Accum.                    Par      Stockholder
                 Shares   Value    Shares    Value   Capital     Rec.     Comp.   (Deficit)     Shares      Value       Equity
                 ------   -----  ----------  ------ ----------  -------  -------  --------- -----------   ----------  -----------

Balances at
 December 31,
 2005               -       -    41,925,558  $4,224 $3,002,114 $(68,622) $(2,043) $(427,984)  (1,244,904)   $(423,090) $2,084,599

Net Loss 3
 months ending
 March 31, 2006     -       -           -       -          -        -        -      (22,116)         -            -       (22,116)

Treasure stock
 purchases          -       -           -       -          -        -        -         -        (758,750)    (382,200)   (382,200)

Stock issued
 for services       -       -        15,000       2      2,998      -        -         -          30,000        7,050      10,050

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -           -       -          -        -        -         -          70,000       35,000      35,000

Reclassification
 of shares issued
 at guaranteed
 prices to
 liabilities        -       -           -       -      463,250      -        -         -             -            -       463,250

Stock issued as
 collateral,
 redeemed upon
 payment of debt    -       -        40,530     -          -        -        -         -         (40,530)         -           -

Amortization of
 deferred comp.     -       -           -       -          -        -      2,043       -             -            -         2,043

Beneficial
 conversion on
 notes payable      -       -           -       -        6,500      -        -         -             -            -         6,500

Private
 placements         -       -       236,365      23     49,977      -        -         -             -            -        50,000

Subscription
 receivable         -       -           -       -          -      3,991     -         -             -            -          3,991
                 -----------------------------------------------------------------------------------------------------------------
Balance,
 March 31,
 2006               -       -    42,217,453  $4,249 $3,524,839 $(64,631) $   -   $(450,100)  (1,944,184)    $(763,240) $2,251,117
                 =================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB for the year ended December 31, 2005 and filed on April 14, 2006.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123. Accounting for Stock based compensation ("SFAS 123") and accordingly, recognized no compensation expense related to the stock-based plans as stock options granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

Note 4 - REVENUE SOURCES AND REVENUE RECOGNITION

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

NOTE 5 - INVENTORY

Inventory consists primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost of acquisition or fair value.

NOTE 6 - BUSINESS ACQUISITIONS

On March 31, 2006, IMS purchased from Southern Barter Exchange the membership list of their clients located in Memphis, TN. for $25,000. The amount was paid in cash.

            Purchase price                           $   25,000
                                                     ==========
            Accounts receivable                      $    1,200
            Furniture and fixtures                          -
            Membership list                              23,800
                                                     ----------
                   Total assets acquired             $   25,000
                                                     ==========

On March 31, 2006, IMS purchased selected assets of Master Trade of Los Gatos, CA for $75,000. Terms of the acquisition included a down payment of $40,000. IMS issued 70,000 shares of its common stock guaranteed to a value of $35,000 ($.50 per share).

            Purchase price                           $   75,000
                                                     ==========
            Accounts receivable                      $   10,000
            Furniture and fixtures                        2,000
            Membership list                              63,000
                                                     ----------
                   Total assets acquired             $   75,000
                                                     ==========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

The table below summarizes the unaudited pro forma information of the estimated results of operations as though the acquisitions had been completed as of January 1, 2006:

                   Gross revenue               $ 1,758,838
                   Total expenses               (1,796,654)
                                               ------------
                   Net loss before taxes       $   (37,816)
                                               ============
                   Earnings per share          $    (0.001)
                                               ============

NOTE 7 - NOTES PAYABLE

On March 20, 2006 International Monetary Systems, Ltd. (IMS) received $65,000 from a private investor secured by a promissory note issued by IMS. The terms are for two years, interest only, paid quarterly at 10% quarterly, starting June 20, 2006. At the expiration of the note, IMS shall pay the investor the sum of $65,000. At the option of the investor and in lieu of cash payments IMS shall transfer 216,667 shares of IMS $.0001 par value common stock to the investor ($65,000 at $.30 per share). The investor may also elect a combination of cash and stock with a combined value of $65,000. The value of the convertible feature on this note was calculated to be $6,500 and treated as a discount to the note which is being amortized over the life of the note. As of March 31, 2006 the discounted balance of the note was $64,893.

NOTE 8 - STOCK OPTIONS

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date.

SFAS 123R defines a fair value based method of accounting for employee stock option or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk-free interest rate over the expected life of the option. The resulting compensation cost is recognized over the service period, which is usually the vesting period.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

A summary of the status of Company's fixed stock option plan as of March 31, 2006 and the changes during the quarter then ended is presented below:

                                        March 31, 2006
                                 ---------------------------
                                            Weighted Average
Fixed Options                      Shares     Exercise Price
------------------------------  ----------  -----------------
Outstanding at
   beginning of period          3,282,000   $           0.39
Granted	                                0   $             -
Forfeited                               0   $             -
Expired	                       (1,200,000)  $           0.50
                               -----------  -----------------
Outstanding at end of period    2,082,000   $           0.33
                               ===========  =================

Options exercisable at
   period end                   2,082,000
                               ===========

Weighted average fair value
  of options granted to
  employees during the year    $       -
                               ===========

As of March 31, 2006 there were 2,082,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.6 years, and a weighted average exercise price of $0.33.

All options had vested prior to January 1, 2006.


NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of March 31, 2006, the Company has a federal net operating loss carryforward of approximately $250,000 available to offset future taxable income, $230,000 of which expires in 2023, and $20,000 of which expires in 2025.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTE - 10 SUBSEQUENT EVENTS

On April 3, 2006 the Company received $500,000 from a private investor, structured as A convertible note payable with interest only payments for two years at 10%, convertible to 1,666,667 shares at the lender's option. The investor may also elect a combination of cash and stock with a combined value of $500,000.

On April 5, 2006 80,000 shares of common stock, par value $0.0001 per share, were returned by a private party. These shares were cancelled and retired.

On April 7, 2006 the Company acquired selected assets of Trade Exchange of the Rockies of Golden, Colorado for $720,000. Terms include a cash payment of $500,000, a note payable to the seller for $100,000, and 240,000 shares of stock guaranteed to $120,000 ($.50 per share). Assets include the membership list, accounts receivable, inventory, and office furniture and equipment.

On April 11, 2006 the Company completed a private placement of 2,700,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $1,000,000.

On May 11, 2006 the Company completed a private placement of 7,000,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $3,000,000. The Company also issued warrants to purchase an additional 3,500,000 shares at $.55 each, which expire May 31, 2011.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The constructive steps taken by International Monetary Systems in 2005 continued to provide positive results in the first quarter of 2006.

During the quarter ended March 31, 2006 gross revenue increased 53% to $1,742,338 compared to $1,142,383 for the first quarter of 2005. In the first quarter of 2006, the Continental Trade Exchange (CTE) barter business had a profit of $77,000, compared to $31,600 in the same period of 2005, an increase of $45,400, or 144%. CTE processed $12,109,943 in barter transactions, an increase of 47% over the first quarter of 2005. However, the first quarter of 2005 does not include the revenues and expenses of the five companies acquired after March 31, 2005, which increased our client base over 45%.

Additional expenses for the parent holding company produced a consolidated net loss of $22,116 for the first quarter of 2006, compared to a consolidated net loss of $19,749 for the first quarter of 2005.

Total expenses increased from $1,133,260 in the first quarter of 2005 to $1,713,603 for the period ended March 31, 2006, primarily because of additional

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

overhead costs from the five acquisitions in 2005, expenses of expanding our outside sales force, and higher interest charges for funding obtained during the past fifteen months.

For the three months ended March 31, 2006 net cash provided by operating activities totaled $235,556 compared to over $70,015 for the first quarter of 2005. Operating profit or EBITDA - earnings before interest, taxes, depreciation and amortization - totaled $198,677 compared to $84,342 for the first quarter of 2005, as follows:

                                    Three Months     Three Months
                                        Ended            Ended
                                   March 31, 2006   March 31, 2005
                                   --------------   --------------
               Net loss               $(22,116)        $(19,749)
               Interest expense         74,499           35,836
               Income taxes            (22,000)          (6,600)
               Depreciation             35,156           35,429
               Amortization            133,138           39,426
                                   --------------   --------------
                                      $198,677         $ 84,342
                                   ==============   ==============

Liquidity and Sources of Capital

During the first quarter of 2006, the Company's cash balance grew to $176,115 from $80,496 on December 31, 2005. We believe that current cash needs can be met from working capital over the next 12 months.

On March 31, 2006 current assets totaled $1,553,275, and total assets were $7,611,315. Current liabilities were $2,583,168, and total liabilities were $5,360,198.

As subsequent events, in April and May of 2006 the Company received a total of $4,000,000 in equity investments through two private placements from institutional investors.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

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

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill in in the first quarter of 2006 or in 2005.

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial' Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


Recent Accounting Pronouncements

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

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.


INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.     Other Information

     Item    1.   Legal Proceedings - None

     Item    2.   Changes in Securities

                  On February 18, 2006 the Company issued 236,365 shares of Common Stock (par $.0001) for $50,000 in cash.

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

            (a)   Exhibits

                  (99.1) Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to 18 U.S.C. section 1350

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on April 12, 2006 reporting the receipt of $565,000 in funds from private investors.

                  A Form 8-K was filed on April 13, 2006 reporting the acquisition of selected assets of the Trade Exchange of the Rockies.

                  A Form 8-K was filed on April 17, 2006 reporting the receipt of $1,000,000 in funds from a private placement of 2,700,000 shares of IMS stock.

                  A Form 8-K was filed on May 11, 2006 reporting the receipt of $3,000,000 in funds from a private placement of 7,000,000 shares of IMS stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------
Date       May 12, 2006                /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                           Donald F. Mardak, President
                                           (Principal Executive Officer)

Date       May 12, 2006                /s/ Danny W Weibling
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

Date:       May 12, 2006           /s/ Donald F. Mardak
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

Date:      May 12, 2006            /s/ Danny W. Weibling
           -----------------       ---------------------------------------------
                                       Danny W. Weibling, Treasurer
                                       (Chief Financial Officer)

                        International Monetary Systems, Ltd.

                 Exhibit Index to Quarterly Report on Form 10-QSB
                       for the Quarter ended March 31, 2006



Exhibit
 No.             Exhibit Description

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350




                                                                    Exhibit 99.1


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Monetary Systems, Ltd. ("Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission ("Report"), we, Donald M. Mardak, Chief Executive Officer of the Company, and Danny W. Weibling, Chief Financial Officer of the Company, jointly and severally certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 12, 2006