Form 10KSB/A
period 2004-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2006-06-26
CIK 1097430

<FILENAME>ims1231200410ksba2.txt

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               FORM 10-KSB/A

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


                                EXPLANATORY NOTE

This Amendment on Form 10-KSB/A hereby amends the certification statements on pages 21 and 22 for consistency with Item 601 of Regulation S-B. Also amended are Item E of Note 1 on page F-9, Note 9 on page F-19 and Note 14 on page F-24. The audit opinion of the prior and current auditors have been amended for the restatement and reclassification as described in Note 2.
This Amendment is not intended to revise other information presented in our annual report on Form 10-KSB for the year ended December 31, 2004 as originally filed and all such other information in the original filing, which remains unchanged.

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

   a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


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

   a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


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

Consolidated Statements of Cash Flows ................................  F-6

Notes to Consolidated Financial Statements ...........................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, Wisconsin


   We have audited, before the effects of the restatement and reclassification as described in Note 2, the accompanying consolidated balance sheets of International Monetary Systems, Ltd., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the two years in the period ended December 31, 2004, (the 2004 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above, before the effects of the restatement and reclassification as described in Note 2, present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd., and subsidiaries at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

   We were not engaged to audit, review, or apply any procedures to the restatement and reclassification in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly restated. These adjustments were audited by Webb & Company, P.A.

Madison, Wisconsin                              /s/ SMITH & GESTELAND, LLP
February 16, 2005                                   SMITH & GESTELAND, LLP

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of:
International Monetary Systems, Ltd. and Subsidiary
New Berlin, Wisconsin

We have audited the accompanying consolidated balance sheet of International Monetary Systems, Ltd. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and subsidiary as of December 31, 2005 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments described in Note 2 that were applied to restate the 2004 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2004 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.


/s/ WEBB & COMPANY, P.A.
    WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 31, 2006, except for Note 2, as to which the date is June 15, 2006

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                              New Berlin, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                           2004          2003
                                                        ---------     ---------
             ASSETS

Current assets
   Cash                                                $   86,669    $  113,023
   Accounts receivable, net of allowance for doubtful
     accounts of $184,472 in 2004 and $158,774 in 2003    852,825       745,270
   Earned trade account                                   217,021       164,961
   Inventory                                              134,636       136,672
   Prepaid expenses                                        14,129         5,552
   Current portion of notes receivable                                   49,919
                                                        ---------     ---------
        Total current assets                            1,302,280     1,215,397
                                                        ---------     ---------
Property and equipment
   Leasehold improvements                                  25,578         9,652
   Furniture and equipment                                939,224       813,734
                                                        ---------     ---------
                                                          964,802       823,386

      Less accumulated depreciation                      (552,637)     (424,654)
                                                        ---------     ---------
        Net property and equipment                        412,165       398,732
                                                        ---------     ---------
Other assets
   Restricted cash                                        241,956       301,230
   Notes receivable                                        24,398        49,736
   Membership lists                                     2,096,973     1,363,109
   Goodwill                                               535,478       535,478
   Investment in real estate                               31,000        43,000
   Other                                                  111,475        92,425
   Deferred income taxes                                  114,635       124,000
                                                        ---------     ---------
        Total other assets                              3,155,915     2,508,978
                                                        ---------     ---------
        Total assets                                   $4,870,360    $4,123,107
                                                        =========     =========

      The accompanying notes are an integral part of the financial statements.

                                                           2004          2003
                                                        ---------     ---------
             LIABILITIES

Current liabilities
   Accounts payable                                    $  143,021    $   70,781
   Payroll and payroll taxes (2004 as restated)           163,652       140,239
   Sales taxes                                             19,158        26,177
   Other accrued expenses                                                21,000
   Current portion of long-term debt                      559,519       447,165
                                                        ---------     ---------
        Total current liabilities (2004 as restated)      885,350       705,362
                                                        ---------     ---------
Long-term liabilities
   Capital leases                                                         1,720
   Notes payable                                          744,390       684,613
   Notes payable to related parties                       193,243       128,886
   Deferred compensation payable                           70,995        64,045
                                                        ---------     ---------
        Total long-term liabilities                     1,008,628       879,264
                                                        ---------     ---------
        Total liabilities                               1,893,978     1,584,626
                                                        ---------     ---------
             STOCKHOLDER EQUITY

Common stock, $.0001 par value                              4,006         1,832

Paid in capital                                         3,964,089     3,152,806

Treasury stock                                           (765,003)     (353,201)

Retained earnings (deficit) (2004 as restated)           (226,710)     (262,956)
                                                        ---------     ---------
        Total stockholder equity (2004 as restated)     2,976,382     2,538,481
                                                        ---------     ---------
        Total liabilities and stockholder equity       $4,870,360    $4,123,107
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