Form 10KSB/A
period 2005-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2006-06-26
CIK 1097430

<FILENAME>ims2005-10ksba.txt

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

                               EXPLANATORY NOTE

This Amendment on Form 10-KSB/A hereby amends the audit opinion of the prior and current auditors for the restatement and reclassification as described in
Note 2. This Amendment is not intended to revise other information presented in our annual report on Form 10-KSB for the year ended December 31, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment does not reflect events occurring after the filing of the original Form 10-KSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment to the Annual Report on Form 10-KSB continues to speak as of April 14, 2006.

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


                                    /s/ WEBB & COMPANY, P. A.
                                        ----------------------
                                        WEBB & COMPANY, P. A.
Boynton Beach, Florida
March 31, 2006, except for Note 2, as to which the date is June 15, 2006

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