Form 10QSB
period 2006-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2006-08-14
CIK 1097430

<SEQUENCE>1
<FILENAME>ims06300610qsb5.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2006

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

Common Stock, $.0001 Par Value -- 52,208,165 shares as of August 14, 2006.

Transitional Small Business Disclosure Format  Yes  X   No
                                                   ---     ---
Indicate by check mark whether the registrant is a shell company as defined
in rule 12b-2 of the exchange act.  Yes     No  X
                                       ---     ---

INDEX                                                                      PAGE NO.
                                                                           --------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.  Financial Information

         Item 1.  Financial Statements (June 30, 2006 - Unaudited)

                  Condensed consolidated balance sheets - June 30, 2006           2
                    and December 31, 2005

                  Condensed consolidated statements of operations - Three
                    months ended June 30, 2006 and 2005; Six months ended
                    June 30, 2006 and 2005                                        4

                 Condensed consolidated statements of cash flows - Six
                    months ended June 30, 2006 and 2005                           5

                  Condensed consolidated statement of changes in stockholders
                    equity - Six months ended June 30, 2006                       7

                  Notes to condensed consolidated financial statements -
                    June 30, 2006                                                 8

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                    13

        Item 3.  Controls and Procedures                                         15


Part II.  Other Information                                                      16

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,          December 31,
                                                     2006                2005
                                                  (UNAUDITED)
                                              ----------------     ----------------
             ASSETS
Current assets
    Cash                                       $   3,152,804        $      80,496
    Restricted cash                                  101,630              363,400
    Marketable securities                             88,707               84,206
    Accounts receivable, net                       1,039,673            1,113,598
    Earned trade account                             288,528               60,027
    Prepaid expenses                                  63,446               79,417
    Inventory                                         33,839               33,839
                                               --------------       --------------
          Total current assets                     4,768,627            1,814,983
                                               --------------       --------------
          Net furniture and equipment                435,320              411,799
                                               --------------       --------------
Other assets

    Membership lists & covenant                    4,683,414            4,267,719
    Goodwill                                       1,285,478            1,285,478
    Assets held for investment                        99,298               99,298
    Investment in real estate                         31,000               31,000
    Cash surrender value                              30,509               27,709
                                               --------------       --------------
          Total other assets                       6,129,699            5,711,204
                                               --------------       --------------
          Total assets                         $  11,333,646        $   7,937,986
                                               ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,          December 31,
                                                   2006                 2005
                                                (UNAUDITED)
                                             ----------------     ----------------
             LIABILITIES
Current liabilities
    Accounts payable and accrued expenses      $     385,623        $     510,048
    Current portion of notes payable                 992,667              584,897
    Current portion of notes payable,
      related party                                  144,000               99,506
    Current portion of common stock
      subject to guarantee                           496,000              925,000
                                               --------------       --------------
          Total current liabilities                2,018,290            2,119,451
                                               --------------       --------------
Long-term liabilities
    Notes payable net, less current portion        1,109,646            1,825,015
    Notes payable to related parties                 138,656              192,171
    Common stock subject to guarantee,
      less current portion                           724,000            1,056,750
    Deferred compensation                            113,500              106,000
    Deferred income taxes                            600,000              554,000
                                               --------------       --------------
          Total long-term liabilities              2,685,802            3,733,936
                                               --------------       --------------
          Total liabilities                        4,704,092            5,853,387
                                               --------------       --------------
             STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
   20,000,000 authorized, 0 outstanding                  -                    -
Common stock, $.0001 par value 280,000,000
  authorized, 51,991,498 and 41,925,558
  issued and outstanding June 30, 2006
  and December 31, 2005 respectively                   5,221                4,224
Paid in capital                                    7,887,210            3,002,114
Subscription receivable                              (55,555)             (68,622)
Deferred compensation                                    -                 (2,043)
Treasury stock                                      (710,741)            (423,090)
Accumulated deficit                                 (496,581)            (427,984)
                                               --------------       --------------
          Total stockholder equity                 6,629,554            2,084,599
                                               --------------       --------------
          Total liabilities and
            stockholder equity                 $  11,333,646        $   7,937,986
                                               ==============       ==============

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                                         Three Months Ended            Six Months Ended
                                               June 30,                    June 30,
                                     --------------------------   --------------------------
                                         2006          2005           2006          2005
                                     ------------  ------------   ------------  ------------

   Gross revenue                     $ 1,810,654   $ 1,596,594    $ 3,552,990   $ 2,738,976
                                     ------------  ------------   ------------  ------------
Expenses

   Payroll, related taxes
     and employee benefits             1,048,485       738,728      2,107,995      1,390,794
   General and administrative            219,513       312,422        466,520        532,281
   Occupancy                             167,345       128,729        321,545        239,490
   Selling                                67,278        86,017        121,195        140,101
   Depreciation                           38,589        39,428         73,745         74,856
   Amortization                          148,967        54,311        282,105         93,737
   Provision for bad debt                 31,869        38,916         62,544         60,553
                                     ------------  ------------   ------------  -------------
      Total expenses                   1,722,046     1,398,551      3,435,649      2,531,812
                                     ------------  ------------   ------------  -------------
      Net income from operations          88,608       198,043        117,341        207,164
                                     ------------  ------------   ------------  -------------
   Other income (expense)
      Interest income                     23,671         1,297         25,322          1,663
      Interest expense                   (90,761)      (48,233)      (165,260)       (84,069)
                                     ------------  ------------   ------------  -------------
      Total other income (expense)       (67,090)      (46,936)      (139,938)       (82,406)
                                     ------------  ------------   ------------  -------------
-
      Income (loss) before
        income taxes                      21,518       151,107        (22,597)       124,758
      Income tax expense (benefit)        68,000        37,800         46,000         31,200
                                     ------------  ------------   ------------  -------------
      Net income (loss)              $   (46,482)  $   113,307    $   (68,597)  $     96,558
                                     ============  ============   ============  =============
      Net income per
       common share - basic          $     (.001)  $      .003    $     (.002)  $       .002
                    - dilutive       $     (.001)  $      .001    $     (.002)  $       .002
 Weighted average common
  shares outstanding - basic          46,107,575    38,816,398     43,737,419     38,668,542
                     - dilutive       46,107,575    38,816,398     43,737,419     38,668,542

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                 -----------------------------------
                                                    June 30,             June 30,
                                                      2006                 2005
                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                             $    (68,597)        $     93,558
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                  355,849              168,513
        Provision for bad debts                         62,544                  -
        Stock issued in exchange for services           10,050                  -
        Accretion notes payable discount                24,610                  -
        Deferred compensation                            7,500                  -
        Disposal of fixed assets                         4,901                  -
        Amortization of deferred compensation            2,043                  -
      Changes in assets and liabilities
          Accounts receivable                           36,580              (50,232)
          Earned trade account                         (93,500)             (33,534)
          Prepaid expense                               15,970              (33,333)
          Deferred income taxes                         46,000               27,700
          Other assets                                     -                (24,450)
          Notes receivable                                 -                 24,398
          Accounts payable                             (13,354)             (34,567)
          Accrued compensation & payroll taxes         (78,670)              14,250
          Accrued sales tax                            (27,451)             (12,784)
          Accrued income taxes                          (4,950)                 -
                                                  -------------       --------------
        Net cash provided by
           operating activities                   $    279,525        $     139,519
                                                  -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in restricted cash             261,770              119,827
    Capital expenditures                               (37,167)             (37,146)
    (Increase) decrease in marketable securities        (4,500)                 -
    Cash payments on business acquisitions            (740,000)            (665,000)
    Trade payments on business acquisitions            (15,000)                 -
    Increase in cash surrender value                    (2,800)                 -
    Covenant                                               -                (89,300)
                                                  -------------       --------------
        Net cash provided by (used in)
           investing activities                       (537,697)            (671,619)
                                                  -------------       --------------

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 continued

                                                            Six Months Ended
                                                 -----------------------------------
                                                     June 30,             June 30,
                                                      2006                 2005
                                                 --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related parties      20,000                 (173)
    Payments on notes payable to related parties       (29,020)                 -
    Proceeds from notes payable                        525,167              797,198
    Payments on notes payable                         (843,866)                 -
    Purchase of treasury stock                        (462,700)            (206,750)
    Proceeds from subscription receivable               13,066                  -
    Proceeds related to issuance of stock, net       4,107,833               24,750
                                                  -------------       --------------
        Net cash provided by (used in)
           financing activities                      3,330,480              615,025
                                                  -------------       --------------
        Net increase (decrease) in cash              3,072,308               82,925

Cash at beginning of period                             80,496               83,669
                                                  -------------       --------------
Cash at end of period                             $  3,152,804        $     166,594
                                                  =============       ==============
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired             $    923,000            2,032,500
        Less:  Liabilities assumed                         -                    -
               Barter paid                             (15,000)                 -
               Stock issued                           (168,000)          (1,055,000)
               Note payable                                -               (312,500)
                                                  -------------       --------------
        Net cash paid for acquisitions            $    740,000        $     665,000
                                                  =============       ==============

   Release of stock guarantees                    $    761,750
                                                  =============

   Payment of note payable with stock             $     13,510
                                                  =============

See accompanying notes to condensed consolidated financial statements.

                                     INTERNATIONAL MONETARY SYSTEMS, LTD.
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              -------------------------------------------------------------------------------
                  Preferred Stock     Common Stock                                                Treasury Stock
                 ---------------------------------                                          -----------------------     Total
                           Par                Par    Paid in     Sub.     Def.     Accum.                    Par      Stockholder
                 Shares   Value    Shares    Value   Capital     Rec.     Comp.   (Deficit)     Shares      Value       Equity
                 ------   -----  ----------  ------ ----------  -------  -------  --------- -----------   ----------  -----------

Balances at
 December 31,
 2005               -       -    41,925,558  $4,224 $3,002,114 $(68,622) $(2,043) $(427,984)  (1,244,904)   $(423,090) $2,084,599

Net Loss 6
 months ending
 June 30, 2006      -       -           -       -          -        -        -      (68,597)         -            -       (68,597)

Treasure stock
 purchases          -       -           -       -          -        -        -         -        (960,750)    (462,701)   (462,701)

Stock issued
 for services       -       -        15,000       2      2,998      -        -         -          30,000        7,050      10,050

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -           -       -          -        -        -         -         330,000      168,000     168,000

Reclassification
 of shares issued
 at guaranteed
 prices to
 liabilities        -       -           -       -      761,750      -        -         -             -            -       761,750

Stock issued as
 collateral,
 redeemed upon
 payment of debt    -       -        67,555     -          -        -        -         -         (67,555)        -           -

Payment of debt
 with stock         -       -        27,020     -       13,510      -        -         -             -           -         13,510

Amortization of
 deferred comp.     -       -           -       -          -        -      2,043       -             -            -         2,043

Beneficial
 conversion on
 notes payable      -       -           -       -       39,833      -        -         -             -            -        39,833

Private
 placements         -       -    10,036,365   1,003  4,066,997      -        -         -             -            -     4,068,000

Stock cancelled     -       -       (80,000)     (8)         8      -        -         -          80,000          -           -

Subscription
 receivable         -       -           -       -          -     13,067      -         -             -            -        13,067
                 -----------------------------------------------------------------------------------------------------------------
Balance,
 June 30,
 2006               -       -    51,991,498  $5,221 $7,887,210 $(55,555) $   -   $(496,581)  (1,833,209)    $(710,741) $6,629,554
                 =================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB/A for the year ended December 31, 2005 and filed on June 26, 2006.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.


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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

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
                                                     ==========

On April 7, 2006, IMS purchased selected assets of Trade Exchange of the Rockies of Golden, CO for $720,000. Terms of the acquisition included a down payment of $500,000 and a note payable for $100,000. The note was paid in full in the current quarter. IMS issued 240,000 shares of its common stock guaranteed to a value of $120,000 ($.50 per share). The purchase price included scrip and showroom merchandise that was sold to the membership.

            Purchase price                           $  720,000
                                                     ==========
            Accounts receivable                      $   11,000
            Furniture and fixtures                       60,000
            Scrip and showroom merchandise
             as discounted                              135,000
            Membership list                             514,000
                                                     ----------
                   Total assets acquired             $  720,000
                                                     ==========

On June 1, 2006, IMS purchased selected assets of Barter Indiana Group of Indianapolis, IN. for $103,000. Terms of the acquisition included a down payment of $75,000 and $15,000 in trade dollars. IMS issued 20,000 shares of its common stock valued at $13,000 based on the bid price on the transaction date.

            Purchase price                           $  103,000
                                                     ==========
            Accounts receivable                      $    3,000
            Furniture and fixtures                        3,000
            Membership list                              97,000
                                                     ----------
                   Total assets acquired             $  103,000
                                                     ==========

The table below summarizes the unaudited pro forma information of the estimated results of operations as though the acquisitions had been completed as of January 1, 2006:

                   Gross revenue               $ 3,696,490
                   Total expenses               (3,673,887)
                                               ------------
                   Net income before taxes     $    22,603
                                               ============
                   Earnings per share          $     0.001
                                               ============

NOTE 7 - NOTES PAYABLE

On March 20, 2006 International Monetary Systems, Ltd. (IMS) received $65,000 from a private investor secured by a promissory note issued by IMS. The terms are for two years, interest only, paid quarterly at 10% annually, starting June 20, 2006. At the expiration of the note, IMS shall pay the investor the sum of $65,000. At the option of the investor and in lieu of cash payments IMS shall transfer 216,667 shares of IMS $.0001 par value common stock to the investor ($65,000 at $.30 per share). The investor may also elect a combination of cash and stock with a combined value of $65,000. The value of the convertible feature on this note was calculated to be $6,500 and treated as a discount to the note which is being amortized over the life of the note. As of June 30, 2006 the discounted balance of the note was $59,408.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

On April 3, 2006 International Monetary Systems, Ltd. (IMS) received $500,000 from a private investor secured by a promissory note issued by IMS. The terms are for two years, interest only, paid quarterly at 10% quarterly, starting July 3, 2006. At the expiration of the note, IMS shall pay the investor the sum of $500,000. At the option of the investor and in lieu of cash payments IMS shall transfer 1,666,667 shares of IMS $.0001 par value common stock to the investor ($500,000 at $.30 per share). The investor may also elect a combination of cash and stock with a combined value of $500,000. The value of the convertible feature on this note was calculated to be $33,333 and treated as a discount to the note which is being amortized over the life of the note. As of June 30, 2006 the discounted balance of the note was $470,731.

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

A summary of the status of Company's fixed stock option plan as of June 30, 2006 and the changes during the quarter then ended is presented below:

                                         June 30, 2006
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
                               ===========

As of June 30, 2006 there were 2,082,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.6 years, and a weighted average exercise price of $0.33.

All options had vested prior to January 1, 2006.

B). STOCK ISSUANCES

15,000 shares of Common Stock and 30,000 shares of Treasury Stock of IMS with a combined fair value of $10,050 were issued to investor relation firms in the first six months of 2006.

960,750 shares of IMS Treasury Stock were purchased by the Company in the first six months of 2006 for $462,701.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

330,000 shares of Treasury Stock was issued as part of the purchase price of three of the trade exchange acquisitions. The fair value was $168,000.

27,020 shares of Common Stock were issued after the contract terms were met. The note payable was reduced by $13,510.

On April 5, 2006 80,000 shares of common stock, par value $0.0001 per share, were returned by a private party. These shares were cancelled and retired.

On February 21, 2006 the Company completed a private placement of 236,635 shares of common stock, par value $0.001 per share, with a private investor Gross proceeds were $50,000.

On April 11, 2006 the Company completed a private placement of 2,700,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $1,000,000. After legal fees of $15,000 the net proceeds were $985,000.

On May 11, 2006 the Company completed a private placement of 7,000,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $3,000,000. After legal fees of $12,000 the net proceeds were $2,988,000.

On May 25, 2006 the Company completed a private placement of 100,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $45,000.

The stock guarantee liability was reduced by a net $761,750 during the first six months of 2006. This was a result of the terms being met on three of the asset purchase agreements, payments made to redeem shares, and releases given by other holders of the guaranteed stock. Included in the amount was an increase in the guarantee of $155,000 for two acquisitions made in April of 2006. The gross amount decreased was $916,750.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2006, the Company has a federal net operating loss carryforward of approximately $250,000 available to offset future taxable income, $230,000 of which expires in 2023, and $20,000 of which expires in 2025.

NOTE 10 - RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

NOTE 11 - SUBSEQUENT EVENTS

On July 19, 2006 a private investor exercised 200,000 warrants for common stock of IMS. IMS received cash in the amount of $50,000 ($.25 per share) for the shares.

On August 9, 2006 IMS acquired an option to purchase the assets of New York Commerce Group (formerly known as Barter Advantage). During the option period, the companies will operate under a revenue-sharing arrangement. The term of the option is 2 years. Initial payment was $112,500 of which $100,000 was paid in cash. The remaining $12,500 will be paid in the form of 16,667 shares of common stock of IMS guaranteed to a price $.75 per share. The balance of the payment will be due in two years and will be based on the gross revenue being generated at that time.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Following the pattern established in the first quarter, the constructive steps taken by International Monetary Systems in 2005 continued to provide positive results in the second quarter of 2006. During this period the Company received equity investments totaling more than $4 million. Some of these funds were used to reduce outstanding debt and to acquire the assets and clients lists of four small trade exchanges. We also made a substantial commitment to increasing the membership organically by strengthening our sales force and establishing a telemarketing department. Though this investment in infrastructure affects the bottom line, IMS management believes it is in the Company's best interest to spend funds now that will produce significant future growth.

From March 31, 2006 through June 30, 2006, International Monetary Systems, Ltd. purchased the Memphis, TN client base of Southern Barter Exchange, plus the assets and clients lists of Master Trade Barter Systems of Los Gatos, CA, Trade Exchange of the Rockies of Denver, CO, and Barter Indiana Group of Indianapolis, IN. The effects of these acquisitions are reflected in the IMS 2006 second quarter financial information.

During the quarter ended June 30, 2006 the Company processed more than $14 million in trade transactions, which generated gross revenues of $1,810,654, compared to $1,596,594 in the second quarter of 2005, an increase of 13%. The higher revenue is a result of the acquisitions described above, coupled with internal growth.

In the second quarter of 2006 the barter division operating subsidiary had net income of $107,000, compared to $274,000 generated during the same period in 2005. In the current period the parent holding company had additional expenses for accounting, interest and non-cash deductions which reduced the net income to $21,518 before taxes. The pre-tax net income for the second quarter of 2005 totaled $151,107. Subtracting interest expense and the provision for income taxes, the second-quarter of 2006 shows a loss of $46,482 compared to net income of $113,307 for the same period last year.

Total expenses increased 23%, from $1,398,551 in the second quarter of 2005 to $1,722,046 in the current period. The increased expenses are attributable to the recent acquisitions, along with significantly higher non-cash charges for amortization of membership lists, and beneficial interest charges on recent funding.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $299,835 for the current quarter, compared to EBITDA of $293,069 generated during the same period last year.

Year-to-date gross revenue for the six-months ended June 30, 2006 totaled $3,552,990, compared to $2,738,976 for the same period in 2005, an increase of 30%. Total expenses for the six-month period ended June 2006 were $3,435,649, compared to $2,531,812 for the corresponding period in 2005, an increase of 36%. Total year-to-date net loss for the first six months of 2006 was $68,597, compared to a profit of $96,558 for the six months ended June 30, 2005.

EBITDA for the six months ended June 30, 2006 totaled $498,513, compared to EBITDA of $380,420 for the same period last year, an increase of 31%. For the six months ended June 30, 2006, the Company has had positive cash flow provided by operating activities of $279,525.

                                     Six Months      Six Months
                                       Ended           Ended
                                   June 30, 2006   June 30, 2005
                                   -------------   -------------
               Net income (loss)      $(68,597)        $ 96,558
               Interest expense        165,260           84,069
               Income taxes             46,000           31,200
               Depreciation             73,745           74,856
               Amortization            282,105           93,737
                                   -------------   -------------
                                      $498,513         $380,420
                                   =============   =============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

As of June 30, 2006, International Monetary Systems' total assets have increased to $11,333,646 from $7,937,986 at the end of 2005, with stockholders' equity increasing to $6,629,554 from $2,084,599. The increase in assets and stockholders' equity are primarily the result of the equity investments described above, and of the reduction in liabilities for common stock subject to guarantees.

Liquidity and Sources of Capital

At the end of the second quarter of 2006 the Company's cash balance had increased to $3,152,804 from $80,496 at the end of 2005. This, too, was in part due to the $4,045,000 raised in our private placements, less the year-to-date reduction of debt in the amount of $946,344 and $640,000 remitted as down payments on the four trade-exchange acquisitions. These funds will be used to make future acquisitions of more trade exchanges. We believe that current cash needs can be met from working capital over the next 12 months.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

GOODWILL AND MEMBERSHIP LISTS

Goodwill and membership lists are stated at cost and arise when additional exchanges are purchased. Membership lists are amortized over the estimated life of ten years.

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill in the second quarter of 2006 or in 2005.

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

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.


ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as June 30, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.


INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                  On May 25, 2006 the Company completed a private placement of 100,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $45,000.

     Item    3.   Defaults upon Senior Securities - None

     Item    4.   Submission of Matters to a Vote of Security Holders - None

     Item    5.   Other Information - None

     Item    6.   Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
                  31.2 Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
                  32.1   Certification of Chief Executive Officer Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.
                  32.2   Certification of Principal Financial and Accounting
                         Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.










            (b)   Reports on Form 8-K

                  A Form 8-K was filed on April 12, 2006 reporting the receipt of $565,000 in funds from private investors.

                  A Form 8-K was filed on April 13, 2006 reporting the acquisition of selected assets of the Trade Exchange of the Rockies.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


                  A Form 8-K was filed on April 17, 2006 reporting the receipt of $1,000,000 in funds from a private placement of 2,700,000 shares of IMS stock.

                  A Form 8-K was filed on May 11, 2006 reporting the receipt of $3,000,000 in funds from a private placement of 7,000,000 shares of IMS stock.

                  A From 8-K was filed on May 25, 2006 reporting the receipt of $45,000 in funds from a private placement of 100,000 shares of IMS stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------
Date       August 14, 2006             /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                           Donald F. Mardak, President
                                           (Principal Executive Officer)

Date       August 14, 2006             /s/ Danny W Weibling
          ----------------------   ---------------------------------------------
                                           Danny W Weibling, CPA, Treasurer
                                           (Chief Financial Officer)