Form 10QSB
period 2006-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2006-11-14
CIK 1097430

<SEQUENCE>1
<FILENAME>ims09300610qsb4.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

Common Stock, $.0001 Par Value -- 52,207,769 shares as of November 10, 2006.

Transitional Small Business Disclosure Format  Yes  X   No
                                                   ---     ---
Indicate by check mark whether the registrant is a shell company as defined
in rule 12b-2 of the exchange act.  Yes     No  X
                                       ---     ---

INDEX                                                                      PAGE NO.
                                                                           --------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.  Financial Information

         Item 1.  Financial Statements (September 30, 2006 - Unaudited)

                 Condensed consolidated balance sheets - September 30, 2006       2
                    and December 31, 2005

                 Condensed consolidated statements of operations - Three months ended September 30, 2006 and 2005; Nine months ended
                    September 30, 2006 and 2005                                   4

                 Condensed consolidated statements of cash flows - Nine
                    months ended September 30, 2006 and 2005                      5

                  Condensed consolidated statement of changes in stockholders
                    equity - Nine months ended September 30, 2006                 7

                  Notes to condensed consolidated financial statements -
                    September 30, 2006                                            8

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                    14

        Item 3.  Controls and Procedures                                         18


Part II.  Other Information                                                      19

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,        December 31,
                                                     2006                2005
                                                  (UNAUDITED)
                                              ----------------     ----------------
             ASSETS
Current assets
    Cash                                       $     735,262        $      80,496
    Restricted cash                                      -                363,400
    Marketable securities                             94,697               84,206
    Accounts receivable, net                       1,483,042            1,113,598
    Earned trade account                                 -                 60,027
    Prepaid expenses                                 108,213               79,417
    Inventory                                         33,839               33,839
                                               --------------       --------------
          Total current assets                     2,455,053            1,814,983
                                               --------------       --------------
          Net furniture and equipment                557,162              411,799
                                               --------------       --------------
Other assets

    Membership lists & covenant                    9,095,831            4,267,719
    Goodwill                                       2,785,478            1,285,478
    Purchase option                                  112,500                  -
    Assets held for investment                        99,298               99,298
    Investment in real estate                         31,000               31,000
    Cash surrender value                              31,909               27,709
                                               --------------       --------------
          Total other assets                      12,156,016            5,711,204
                                               --------------       --------------
          Total assets                         $  15,168,231        $   7,937,986
                                               ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,        December 31,
                                                     2006                2005
                                                  (UNAUDITED)
                                             ----------------     ----------------
             LIABILITIES
Current liabilities
    Accounts payable and accrued expenses      $     398,550        $     510,048
    Earned trade account (deficit)                   372,910                  -
    Current portion of notes payable               1,852,874              584,897
    Current portion of notes payable,
      related party                                  144,000               99,506
    Current portion of common stock
      subject to guarantee                           358,500              925,000
                                               --------------       --------------
          Total current liabilities                3,126,834            2,119,451
                                               --------------       --------------
Long-term liabilities
    Notes payable net, less current portion        2,268,709            1,825,015
    Notes payable to related parties                 109,179              192,171
    Common stock subject to guarantee,
      less current portion                           169,000            1,056,750
    Deferred compensation                            117,250              106,000
    Deferred income taxes                          2,065,000              554,000
                                               --------------       --------------
          Total long-term liabilities              4,729,138            3,733,936
                                               --------------       --------------
          Total liabilities                        7,855,972            5,853,387
                                               --------------       --------------
             STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
   20,000,000 authorized, 0 outstanding                  -                    -
Common stock, $.0001 par value 280,000,000
  authorized, 52,032,028 and 40,056,404
  issued and outstanding September 30, 2006
  and December 31, 2005 respectively                   5,221                4,224
Paid in capital                                    8,599,975            3,002,114
Subscription receivable                              (46,343)             (68,622)
Deferred compensation                                    -                 (2,043)
Treasury stock                                      (626,241)            (423,090)
Accumulated deficit                                 (620,353)            (427,984)
                                               --------------       --------------
          Total stockholder equity                 7,312,259            2,084,599
                                               --------------       --------------
          Total liabilities and
            stockholder equity                 $  15,168,231        $   7,937,986
                                               ==============       ==============

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                                         Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                     --------------------------   ---------------------------
                                         2006          2005           2006          2005
                                     ------------  ------------   ------------  -------------

   Gross revenue                     $ 1,687,573   $ 1,674,125    $ 5,240,400   $  4,413,101
                                     ------------  ------------   ------------  -------------
Expenses

   Payroll, related taxes
     and employee benefits             1,081,819       931,458      3,189,814      2,490,844
   General and administrative            232,456       221,024        701,276        584,711
   Occupancy                             166,813       166,077        488,358        405,568
   Selling                                84,566       104,110        205,761        244,211
   Depreciation                           38,264        41,954        112,008        116,811
   Amortization                          150,583        80,873        432,688        174,610
   Provision for bad debt                 48,765        14,247        111,310         74,800
                                     ------------  ------------   ------------  -------------
      Total expenses                   1,803,266     1,559,723      5,241,215      4,091,555
                                     ------------  ------------   ------------  -------------
      Net income (loss)
        from operations                 (115,693)      114,382           (815)       321,546
                                     ------------  ------------   ------------  -------------
   Other income (expense)
      Interest income                     33,223           401         58,544          2,064
      Interest expense                   (72,728)      (78,685)      (239,098)      (162,754)
                                     ------------  ------------   ------------  -------------
      Total other income (expense)       (39,505)      (78,284)      (180,544)      (160,690)
                                     ------------  ------------   ------------  -------------
-
      Income (loss) before
        income taxes                    (155,198)       36,098       (181,369)       160,856
      Income tax expense (benefit)       (35,000)        9,000         11,000         40,200
                                     ------------  ------------   ------------  -------------
      Net income (loss)              $  (120,198)  $    27,098    $  (192,369)  $    120,656
                                     ============  ============   ============  =============
      Net income per
       common share - basic          $     (.002)  $      .001    $     (.004)  $       .003
                    - dilutive       $     (.002)  $      .001    $     (.004)  $       .003
 Weighted average common
  shares outstanding - basic          50,376,803    40,474,621     45,807,076     39,279,548
                     - dilutive       52,005,302    43,202,219     47,522,030     41,033,225

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended
                                                 -----------------------------------
                                                  September 30,        September 30,
                                                      2006                 2005
                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                             $   (192,369)        $    120,656
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                  544,697              291,421
        Provision for bad debts                        111,310                  -
        Stock issued in exchange for services           32,050              126,953
        Accretion notes payable discount                41,894                  -
        Deferred compensation                           11,250                  -
        Disposal of fixed assets                         4,901                  -
        Amortization of deferred compensation            2,043                  -
      Changes in assets and liabilities
          Accounts receivable                           65,137              (44,680)
          Earned trade account                         (15,429)             (46,964)
          Prepaid expense                               (8,797)             (11,470)
          Deferred income taxes                         11,000               36,204
          Other assets                                     -                (17,463)
          Notes receivable                                 -                 24,398
          Accounts payable                             (21,064)               1,281
          Accrued compensation & payroll taxes         (73,818)              14,676
          Accrued sales tax                            (27,320)                 -
          Accrued income taxes                          (9,622)                 -
                                                  -------------       --------------
        Net cash provided by
           operating activities                   $    475,863        $     495,012
                                                  -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in restricted cash             363,400                 (539)
    Capital expenditures                               (97,273)             (88,108)
    (Increase) decrease in marketable securities       (10,490)                 -
    Cash payments on business acquisitions          (5,440,000)            (965,000)
    Trade payments on business acquisitions            (15,000)                 -
    Increase in cash surrender value                    (4,200)                 -
    Covenant                                               -                (89,300)
                                                  -------------       --------------
        Net cash provided by (used in)
           investing activities                      5,203,563           (1,142,947)
                                                  -------------       --------------

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 continued

                                                           Nine Months Ended
                                                 -----------------------------------
                                                  September 30,        September 30,
                                                      2006                 2005
                                                 --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related parties      20,000                4,028
    Payments on notes payable to related parties       (58,499)                 -
    Proceeds from notes payable                      2,629,855            1,015,167
    Payments on notes payable                         (923,302)            (108,790)
    Purchase of treasury stock                        (412,700)            (332,047)
    Proceeds from subscription receivable               22,279                  -
    Proceeds related to issuance of stock, net       4,107,833               84,833
                                                  -------------       --------------
        Net cash provided by (used in)
           financing activities                      5,382,466              663,191
                                                  -------------       --------------
        Net increase (decrease) in cash                654,766               15,256

Cash at beginning of period                             80,496               83,669
                                                  -------------       --------------
Cash at end of period                             $    735,262        $      98,925
                                                  =============       ==============
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired             $  7,739,191            2,637,000
        Less:  Liabilities assumed                     (20,324)             (19,500)
               Barter paid                            (598,367)             (20,000)
               Stock issued                           (180,500)          (1,320,000)
               Note payable                                -               (312,500)
               Deferred tax liability               (1,500,000)                 -
                                                  -------------       --------------
        Net cash paid for acquisitions            $  5,440,000        $     965,000
                                                  =============       ==============

   Release of stock guarantees                    $  1,454,250
                                                  =============

   Payment of note payable with stock             $     33,775
                                                  =============

See accompanying notes to condensed consolidated financial statements.

                                     INTERNATIONAL MONETARY SYSTEMS, LTD.
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              -------------------------------------------------------------------------------
                  Preferred Stock     Common Stock                                                Treasury Stock
                 ---------------------------------                                          -----------------------     Total
                           Par                Par    Paid in     Sub.     Def.     Accum.                    Par      Stockholder
                 Shares   Value    Shares    Value   Capital     Rec.     Comp.   (Deficit)     Shares      Value       Equity
                 ------   -----  ----------  ------ ----------  -------  -------  --------- -----------   ----------  -----------

Balances at
 December 31,
 2005               -       -    41,925,558  $4,224 $3,002,114 $(68,622) $(2,043) $(427,984)  (1,244,904)   $(423,090) $2,084,599

Net Loss 9
 months ending
 Sept. 30, 2006     -       -           -       -          -        -        -     (192,369)         -            -      (192,369)

Treasure stock
 purchases          -       -           -       -          -        -        -         -        (960,750)    (462,701)   (462,701)

Stock issued
 for services       -       -        15,000       2      2,998      -        -         -          80,000       29,050      32,050

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -           -       -          -        -        -         -         346,667      180,500     180,500

Reclassification
 of shares issued
 at guaranteed
 prices to
 liabilities        -       -           -       -    1,454,250      -        -         -             -            -     1,454,250

Stock issued as
 collateral,
 redeemed upon
 payment of debt    -       -        67,555     -          -        -        -         -         (67,555)        -           -

Payment of debt
 with stock         -       -        67,550     -       33,775      -        -         -             -           -         33,775

Amortization of
 deferred comp.     -       -           -       -          -        -      2,043       -             -            -         2,043

Beneficial
 conversion on
 notes payable      -       -           -       -       39,833      -        -         -             -            -        39,833

Private
 placements         -       -    10,036,365   1,003  4,066,997      -        -         -         200,000       50,000   4,118,000

Stock cancelled     -       -       (80,000)     (8)         8      -        -         -          80,000          -           -

Subscription
 receivable         -       -           -       -          -     22,279      -         -             -            -        22,279
                 -----------------------------------------------------------------------------------------------------------------
Balance,
 Sept. 30,
 2006               -       -    52,032,028  $5,221 $8,599,975 $(46,343) $   -   $ (620,353)  (1,566,542)   $(626,241) $7,312,259
                 =================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 2,082,000 and 3,282,000 stock options as of September 30, 2006 and 2005 respectively, is not included in the diluted loss per share as the effect is anti-dilutive.

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

Note 3 - EARNED TRADE ACCOUNT

As part of the operations of the subsidiaries, trade dollars are earned which can be and are used to purchase goods and services. This account is increased principally for service, membership and transaction fees, and is decreased by the company's purchase of goods and services for trade dollars. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount or if it is probable that the company will not use all of its trade dollars. As a result of the acquisition of National Trade Association, the trade account is currently a liability.

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

            Purchase price                           $   25,000
                                                     ==========
            Accounts receivable (net)                $    1,200
            Furniture and fixtures                          -
            Membership list                              23,800
                                                     ----------
                   Total assets acquired             $   25,000
                                                     ==========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

On March 31, 2006, IMS purchased selected assets of Master Trade of Los Gatos, CA for $75,000. Terms of the acquisition included a down payment of $40,000. IMS issued 70,000 shares of its common stock guaranteed to a value of $35,000 ($.50 per share).

            Purchase price                           $   75,000
                                                     ==========
            Accounts receivable (net)                $   10,000
            Furniture and fixtures                        2,000
            Membership list                              63,000
                                                     ----------
                   Total assets acquired             $   75,000
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

            Purchase price                           $  720,000
                                                     ==========
            Accounts receivable (net)                $   11,000
            Furniture and fixtures                       60,000
            Scrip and showroom merchandise
             at fair value                              135,000
            Membership list                             514,000
                                                     ----------
                   Total assets acquired             $  720,000
                                                     ==========

On June 1, 2006, IMS purchased selected assets of Barter Indiana Group of Indianapolis, IN. for $103,000. Terms of the acquisition included a down payment of $75,000 and $15,000 in trade dollars. IMS issued 20,000 shares of its common stock valued at $13,000 based on the bid price on the transaction date.

            Purchase price                           $  103,000
                                                     ==========
            Accounts receivable (net)                $    3,000
            Furniture and fixtures                        3,000
            Membership list                              97,000
                                                     ----------
                   Total assets acquired             $  103,000
                                                     ==========

On September 29, 2006, IMS entered into a Share-Exchange Agreement for the acquisition of all outstanding shares of National Trade Association, Inc. (d.b.a. Illinois Trade Association), a Illinois Corporation. The purchase price was $4,600,000 cash.

            Purchase price                           $4,600,000
                                                     ==========
            Accounts receivable (net)                $  520,691
            Furniture and fixtures                      100,000
            Other Assets                                 20,000
            Trade Account                              (583,367)
            Misc liabilities                            (20,324)
            Membership list                           4,563,000
                                                     ----------
                   Net assets acquired               $4,600,000
                                                     ==========

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2006:

                   Gross revenue               $ 8,631,400
                   Total expenses               (8,309,158)
                                               ------------
                   Net income before taxes     $   322,242
                                               ============
                   Earnings per share          $     0.006
                                               ============


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

NOTE 7 - NOTES PAYABLE

On March 20, 2006 International Monetary Systems, Ltd. (IMS) received $65,000 from a private investor secured by a promissory note issued by IMS. The terms are for two years, interest only, paid quarterly at an annual rate of 10%, starting June 20, 2006. At the expiration of the note, IMS shall pay the investor the sum of $65,000. At the option of the investor and in lieu of cash payments IMS shall transfer 216,667 shares of IMS $.0001 par value common stock to the investor ($65,000 at $.30 per share). The investor may also elect a combination of cash and stock with a combined value of $65,000. The value of the convertible feature on this note was calculated to be $6,500 and treated as a discount to the note which is being amortized over the life of the note. As of September 30, 2006 the discounted balance of the note was $60,245.

On April 3, 2006 International Monetary Systems, Ltd. (IMS) received $500,000 from a private investor secured by a promissory note issued by IMS. The terms are for two years, interest only, paid quarterly at an annual rate of 10%, starting July 3, 2006. At the expiration of the note, IMS shall pay the investor the sum of $500,000. At the option of the investor and in lieu of cash payments IMS shall transfer 1,666,667 shares of IMS $.0001 par value common stock to the investor ($500,000 at $.30 per share). The investor may also elect a combination of cash and stock with a combined value of $500,000. The value of the convertible feature on this note was calculated to be $33,333 and treated as a discount to the note which is being amortized over the life of the note. As of September 30, 2006 the discounted balance of the note was $474,932.

On September 26, 2006 International Monetary Systems, Ltd. (IMS) received $635,000 from a private investor secured by a promissory note issued by IMS. The terms are for two years, interest only, paid quarterly at an annual rate of 10%, starting December 26, 2006. At the expiration of the note, IMS shall pay the investor the sum of $635,000. At the option of the investor and in lieu of cash payments IMS shall transfer 1,024,194 shares of IMS $.0001 par value common stock to the investor ($635,000 at $.62 per share). The investor may also elect a combination of cash and stock with a combined value of $635,000. No convertible value was calculated on this note since the conversion price is less than the fair market price of the stock on the date of the note. The funds were used forthe acquisition of National Trade Association.

On September 26, 2006 International Monetary Systems, Ltd. (IMS) received $1,465,000 from a private investor secured by a promissory note issued by IMS. The terms are $45,000 per month, including interest at an annual rate of 10%, for 38 months. The funds were used for the acquisition of National Trade Association.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

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

A summary of the status of Company's fixed stock option plan as of September 30, 2006 and the changes during the quarter then ended is presented below:

                                      September 30, 2006
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
                               ===========

As of September 30, 2006 there were 2,082,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.4 years, and a weighted average exercise price of $0.33.

All options had vested prior to January 1, 2006.

B). STOCK ISSUANCES

15,000 shares of Common Stock and 30,000 shares of Treasury Stock of IMS with a combined fair value of $10,050 were issued to investor relation firms in the first nine months of 2006.

50,000 shares of Treasury Stock of IMS with a fair value of $22,0000 were issued to the outside members of the Board of Directors.

16,667 shares of Treasury Stock of IMS with a fair value of $12,500 were issued as part of the purchase option for New York Commerce Exchange.

960,750 shares of IMS Treasury Stock were purchased by the Company in the first nine months of 2006 for $462,701.

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

The stock guarantee liability was reduced by a net $1,454,250 during the first nine months of 2006. This was a result of the terms being met on three of the asset purchase agreements, payments made to redeem shares, and releases given by other holders of the guaranteed stock. Included in the amount was an increase in the guarantee of $155,000 for two acquisitions made in April of 2006. The gross amount ot the decrease was $1,602,250.


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

NOTE 11 - SUBSEQUENT EVENTS

There are no material subsequent events to report.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the quarter ending September 30, 2006, International Monetary Systems, Ltd. made an investment in its infrastructure, and also renewed its commitment to organic growth, by hiring additional sales people who achieved record numbers of new-client enrollments for the period. Though this was a strong investment in the Company's future, it substantially reduced profits for the quarter. On September 29, 2006, International Monetary Systems purchased National Trade Association and its subsidiary, Illinois Trade Association, for $4.6 million in cash. No revenue or expenses from the acquired company are included in the third-quarter financial statements. However, this acquisition is expected to have a significant effect on the fourth-quarter figures.

For the three months ending on September 30, 2006, the Company's gross revenue increased to $1,687,573, compared to $1,674,125 for the third quarter of 2005. The Company's total expenses during the third quarter of 2006 increased from $1,559,723 in the third quarter of 2005 to $1,803,266 in the 3rd quarter of 2006. The increased expenses were attributed to the acquisitions of four trade exchanges earlier this year, additional interest charges for the funding of those transactions, the expansion of our outside sales force, and other non-cash charges for depreciation and amortization.

The Company's year-to-date consolidated gross revenue for the nine-month period ending September 30, 2006 totaled $5,240,400 compared to $4,413,101 for the same period in 2005, an increase of 19%. Total expenses for the nine-months ending September 2006 were $5,241,215, compared to $4,091,555 for the same period last year, an increase of 28%. Year-to-date loss for the first nine months of 2006 was $192,369, compared to a profit of $120,656 for the same period ending September 30, 2005.

During the nine months ending on September 30, 2006, International Monetary Systems' total assets have grown to $15,168,231, from $7,937,986 at the end of 2005, an increase of 96%.

For the third quarter of 2006, International Monetary Systems, Ltd. had a net loss of $120,198, compared to a net profit of $27,098 for the same period in 2005. Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $106,377 for the current quarter. This compares to an EBITDA of $237,610 for the same period last year.

EBITDA for the first nine-months of 2006 totaled $602,425. This compares to an EBITDA for the same period of 2005 totaling $615,031, a decrease of 2%.

                                     Nine Months      Nine Months
                                        Ended            Ended
                                   Sept. 30, 2006   Sept. 30, 2005
                                   --------------   --------------
               Net income (loss)     $(192,369)        $120,656
               Interest expense        239,098          162,754
               Income taxes             11,000           40,200
               Depreciation            112,008          116,811
               Amortization            432,688          174,610
                                   -------------    -------------
                                      $602,425         $615,031
                                   =============    =============

Liquidity and Sources of Capital

On September 30, 2006, the Company's cash balance was $735,262 compared to $80,496 at the end of 2005. Much of the increase is attributed to equity investments received in April and May of this year. The current cash balance will be use to fund future internal growth. Some of the funds may be used for down payments on future acquisitions. Since a large portion of our debt was paid earlier this year with the equity funding, future cash flows, in the short term, should be greatly improved. The major portion of the short term debt currently on the balance sheet may be reduced without the use of cash if the company's stock maintains its current value. $1,020,000 of the current portion of long term debt is convertible to shares of IMS stock at $.30 per share. We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

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


ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as September 30, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.


INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                  A Form 8-K was filed on August 30, 2006 reporting the share-exchange agreement for the acquisition of National Trade Association, Inc.

                  A Form 8-K was filed on September 29, 2006 reporting the receipt of $2,100,000 in funds from a private investor.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------
Date       November 10, 2006           /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                           Donald F. Mardak, President
                                           (Principal Executive Officer)

Date       November 10, 2006          /s/ Danny W Weibling
          ----------------------   ---------------------------------------------
                                           Danny W Weibling, CPA, Treasurer
                                           (Chief Financial Officer)