Form 10KSB
period 2006-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2007-04-02
CIK 1097430

<FILENAME>ims2006-10ksb.txt

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

Issuer's consolidated revenues for its most recent fiscal year: $8,782,666

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2006:
    $48,504,366 (calculated at $.95 per share, bid price on March 30, 2007)

Number of shares outstanding of each of the issuer's classes of common equity as of March 30, 2007:

         58,373,769 shares of Common Stock, par value $0.0001 per share

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                    DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format  Yes [X]  No [ ]

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I ......................................................................  2

   Item 1.  Description of Business .........................................  2
   Item 2.  Description of Property .........................................  2
   Item 3.  Legal Proceedings ...............................................  5
   Item 4.  Submission of Matters to a Vote of Security Holders .............  5

PART II .....................................................................  6

   Item 5.  Market for IMSL Common Equity and Related Stockholder Matters ...  6
   Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................  6
   Item 7.  Financial Statements ............................................ 11
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ...................................... 11

PART III .................................................................... 14

   Item 9.   Directors and Executive Officers ............................... 14
   Item 10.  Executive Compensation ......................................... 16
   Item 11.  Security Ownership of Certain Beneficial Owners and Management . 19
   Item 12.  Certain Relationships and Related Transactions ................. 20
   Item 13.  Exhibits List and Reports On Form 8-K .......................... 21
   Item 14.  Principal Accountant Fees and Services ......................... 21

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


                                      PART I

   In this report, "IMSL", "IMS", "The Company", "we", "us" and "our" refer to the Registrant, International Monetary Systems, Ltd., a Wisconsin corporation, and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

   International Monetary Systems, Ltd. was incorporated in 1989 under the laws of the State of Wisconsin. The Company acquires, owns, manages and operates trade exchanges and other related businesses.

   Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 15,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume.

   Our corporate headquarters mailing address is 16901 West Glendale Drive, New Berlin, Wisconsin 53151, and our telephone numbers are (800) 559-8515 and (262) 780-3640; the telephone number for our primary facsimile line is
(262) 780-3655. Our Internet addresses are www.internationalmonetary.com and www.imsbarter.com.

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


International Monetary Systems, Ltd.

   International Monetary Systems, Ltd. (IMSL) is a holding company that currently has one operating subsidiary: Continental Trade Exchange, Ltd., doing business as International Monetary Systems (IMS), the IMS barter system which operates in the United States.

The IMS Barter Network

   As a leader in the barter industry, IMS has created a network of more than 15,000 businesses who regularly trade their goods and services with each other. Through their participation in our barter program, these companies are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. IMS functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system.

   To provide clients with a flexible and effective means of trading, IMS has created an alternative monetary system with its own unique currency. Upon enrolling in the program, each member is assigned a barter account (much like a traditional bank account) through which it receives IMS trade dollars - the medium of exchange for the barter system. Under the T.E.F.R.A. act of 1982, we are required to report all barter sales to the IRS. For accounting and tax purposes, the IRS has ruled that trade dollars are treated the same as cash. Accordingly, the Company may in any period report significant revenue, profits and increases in net assets from transactions denominated in IMS trade dollars or other non-cash consideration.

   The IMS barter system began operations in July of 1985 and has had a record of consistent and steady growth. This growth has been generated both internally and through the acquisition of other barter networks. As we have continued to add new members to the system, we have witnessed a compounded annual growth rate of approximately 15% per year for the past decade. During that same period, we have also acquired twenty two independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that we believe will enable us to achieve and maintain a dominant market position. We believe that a dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

   Five of those acquisitions were consummated during 2006. In March 2006, IMSL acquired from Southern Barter Exchange the membership list of their clients located in Memphis, Tennessee. Also in March 2006 IMSL acquired the membership list and assets of Master Trade Barter Systems of Los Gatos, California. In April 2006, IMSL acquired the membership list and assets of Trade Exchange of the Rockies, a barter exchange located in Golden, Colorado. In June 2006, IMSL acquired the membership list and assets of Barter Indiana Group, a barter exchange located in Indianapolis, Indiana. In September 2006, IMSL entered into a Share-Exchange agreement for the acquisition of all outstanding shares of National Trade Association (d.b.a Illinois Trade Association) located in Niles, Illinois. With the addition of these five client bases, the IMS barter network now boasts a membership roster totaling over 15,000 businesses.

Other Related Businesses

   In addition to expanding our IMS barter operations, we intend to acquire other related businesses that synergize with and enhance the barter network.


ITEM 2. DESCRIPTION OF PROPERTY.

   Our company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMSL. Rent and other terms of our lease, which expires September 30, 2008, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (2) 2,800 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (3) 4,700 square feet at 8938 Cotter Street, Lewis Center, Ohio, (4) 1,600 square feet of office space at 1100 Carver Road, Modesto, California, (5) 200 square feet of office space at 2121 Eisenhower Ave, Alexandria, VA, (6) 2,900 square feet of office at 4295 Cromwell Rd, Chattanooga, TN, (7) 630 square feet of office space at 4600 Kietzke Lane,, Reno, NV, (8) 7,600 square feet of office and warehouse space at 103 East Main Street, Plainview, CT, (9) 833 square feet of office space at 6402 McLeod Drive, Las Vegas, NV. (10) 200 square feet of office space at 50 Airport Parkway, San Jose, CA, (11) 1,800 square feet of office space at 420 Corporate Circle, Golden, Co, (12) 1,100 square feet of office space at 120 E. Market St., Indianapolis, IN, and (13) 21,630 square feet of office and warehouse space at 7449 North Natchez Ave., Niles, IL. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and are each on a month-to-month basis or a short term lease of less than 3 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.

ITEM 3. LEGAL PROCEEDINGS.

   There are no material pending legal proceedings involving IMSL or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                    PART II

ITEM 5. MARKET FOR IMSL COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's OTC Bulletin Board on June 25, 2002. For the past 50 days ending on March 30, 2007, the trading volume has averaged 24,620 shares per day.

                                                  High        Low
Fiscal 2005                                       ----        ---

First quarter ended March 31, 2005               $0.42       $0.29
Second quarter ended June 30, 2005               $0.55       $0.29
Third quarter ended September 30, 2005           $0.45       $0.30
Fourth quarter ended December 31, 2005           $0.36       $0.27

Fiscal 2006                                       ----        ---

First quarter ended March 31, 2006               $0.33       $0.31
Second quarter ended June 30, 2006               $0.63       $0.60
Third quarter ended September 30, 2006           $0.70       $0.64
Fourth quarter ended December 31, 2006           $1.02       $0.98

   As of December 31, 2006, the approximate number of holders of record of our Common Stock was 600.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.


RESULTS OF OPERATIONS

   2006 was a year of record achievements and growth for International Monetary Systems, Ltd. (IMS). The Company processed more than $72 million in trade transactions. Every transaction represents a purchase and sale between members of the exchange. While others in the industry report both purchases and sales, the $72 million processed through IMS represents sales only. These transactions generated revenue of $8,782,666 for IMS. Our gross revenue increased by 42%, EBITDA increased nearly 100%, totaling $1,048,369 (detailed below). Cash flows from operations were $871,631. During 2006 IMS acquired the client bases of five trade exchanges, culminating with the acquisitions of North America's largest independent barter system, Illinois Trade Association, and its corporate barter division, National Trade Association.

                                      EBITDA
                    ------------------------------------------
                    Net loss                       $ (421,652)
                    Interest expense                  285,959
                    Taxes                              60,561
                    Depreciation & amortization       880,062
                    Impairment                        243,439
                                                   -----------
                        EBITDA                     $1,048,369
                                                   ===========

   In 2006 IMS received total equity investments of $4 million from a hedge fund. Proceeds from this investment were used to finance the five acquisitions that were concluded in 2006, and to retire long term debt outstanding with financial institutions. As a result our total assets nearly doubled, increasing by 92%, and our book value nearly tripled, increasing by 271%.

   Despite dramatic increases in gross revenue, operating income and operating cash flows, the Company still experienced a net loss, primarily due to non-cash adjustments for depreciation, amortization and a partial impairment of the membership list in specific markets. The Company incurred significant income tax expense despite the net loss, primarily due to the difference in accounting and tax treatments of intangible assets and goodwill.

   During 2006 IMS instituted a "Best Practices" program for our business operations. We continued our significant investment in infrastructure by purchasing additional computer equipment, and by hiring additional employees. We believe these commitments will help us improve our internal controls, revenue and membership growth, and long-term profitability. By the end of 2006 our outside sales force was expanded to more than twenty people, and has grown even more in the first few months of 2007, creating record new-client enrollments which will contribute to strong organic growth and increased future revenues.


   Following is a summary of our operating statement for the year ended December 31, 2006.


GROSS REVENUE

   Our consolidated gross revenues consists of income from operations in the form of: (a) transaction fees on client barter sales and/or purchases; (b) monthly maintenance fees; (c) membership enrollment fees, and (d) other miscellaneous revenue.

   In 2006 IMS processed more than $72 million in barter transactions, generating revenues of $8,782,666. In 2005 we processed $52 million in barter transactions that produced revenues of $6,187,138. Total barter transactions for 2006 increased 38%, and revenue increased nearly 42%. These increases were primarily a result of five trade-exchange acquisitions, plus a higher volume of transactions within the barter network. The acquired client bases are located in: Chicago, IL; Indianapolis, IN; Denver, CO; Los Gatos, CA and Memphis, TN. These new acquisitions accounted for approximately 85% of the the increase in barter transactions.


OPERATING EXPENSES

   For 2006 operating expenses increased by $2,633.895 or 42%, in proportion to the increases in revenue. Most of the additional operating expenses were a result of the 2006 acquisitions, along with our investment in infrastructure and new client sales, plus depreciation, amortization and impairment loss from the write-down of the Reno, Las Vegas and Modesto membership lists. The impairment loss was recorded when estimated future cash flows were calculated as less than anticipated at the time of the original acquisitions.

   In 2006 payroll expenses increased nearly 33% to $4,812,595, while occupancy expenses increased from $588,642 to $761,040. Both increases resulted from our acquisitions. Selling expenses increased by $302,386. The increase in selling expenses was a direct result of our expanded sales force, which management believes will ultimately lead to sustained organic growth. General and administrative expenses increased 30%, from $1,065,765 to $1,388,059.

EFFECTS OF ACQUISITIONS

   During fiscal 2006 IMS incurred additional expenses associated with the acquisitions of National Trade Association of Chicago, IL; Trade Exchange of the Rockies of Denver, CO; Barter Indiana Group of Indianapolis, IN; Master Trade Barter systems of Los Gatos, CA, and the Memphis, TN client base of Southern Barter Exchange. These expenses resulted from the integration of the operations of those firms into our business, and were not separately itemized. Additional expenses are anticipated in all acquisitions, but after a transition period we expect economic efficiencies to add to our profitability and cash flow.

FINANCIAL CONDITION

LIQUIDITY, COMMITMENTS FOR CAPITAL RESOURCES, AND SOURCES OF FUNDS

   Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees, and transaction processing charges. We anticipate that our principal source of liquidity during the next year will be cash from operations. We believe that cash from operations alone will be adequate to provide for our continuing liquidity needs. In 2006 IMS experienced positive cash flow, as net cash provided by operating activities was over $871,631, compared to a cash flow of $678,361 in 2005. During 2006 IMS received $4 million in equity capital and raised $2,665,000 from private investors in the form of term notes and convertible notes, used exclusively as down payments on the trade-exchange acquisitions in Denver and Chicago.

   In January 2007 IMS acquired Alliance Barter, Inc. for $2,500,000, for 3,333,333 shares of common stock, guaranteed at $.75 per share. The Company also has an option to purchase New York Commerce Group in 2008. We are not currently obligated to purchase any trade exchange or other business. However, we will continue to seek opportunities to acquire exchanges in the future.

   We currently have a $155,000 commitment to buy back 310,000 shares of IMS stock used to guarantee the recent purchases of two trade exchanges, only if the stock price falls below the guarantee of $.50 per share.

Over 60% of the current portion of long-term debt consists of notes convertible to equity, of which almost half has been converted as of March 2007. We anticipate that the remaining portion will also be converted to equity. However, existing cash flow is sufficient to meet current obligations in total, should anticipated conversions not materialize.

CHANGES IN ASSETS AND LIABILITIES

   During 2006 cash balances increased to $930,962 from $80,496 in 2005, resulting primarily from operations. Equity capital raised during the year was used to retire debt and to fund acquisitions. In addition, restricted cash that had been deposited in escrow accounts to guarantee the repurchase of shares issued in the acquisitions of Tradecard, Inc. and of Barter Business Unlimited has either been distributed to the former owners, or returned to IMS in accordance with the purchase agreements.

   Accounts receivable increased by $530,701, to $1,644,299 primarily because of acquisitions. Our earned trade account decreased by $256,272 to ($316,299) due to our concerted effort to use barter in lieu of cash to pay many expenses, and because the Company assumed the barter liability of National Trade Association. We believe, however, based upon recent transaction activity, that our new corporate division will earn substantial trade revenue in 2007 and will restore this account to a strong positive balance. As a result of these changes our total current assets increased 62% from $1,814,983 in 2005 to $2,942,265 in 2006. Other assets increased by $5,902,534, or 103%
from 2005 to 2006. Total assets increased 92% from $7,937,986 to $15,203,887, primarily because of acquisitions.

   Current liabilities increased by $884,324, or 42%, from $2,119,451 in 2005 to $3,003,775 on December 31, 2006. Because of the infusion of equity capital in 2006 most of the long term debt outstanding at the end of 2005 was retired, including debt to financial institutions as well as guaranteed buybacks of shares granted in earlier acquisitions. Current and long term notes payable consist of various notes to former owners, or to investors to fund acquisitions. We anticipate that $1,050,000 of the current portion of notes payable will be converted to equity in 2007. As of March 2007 $500,000 of this amount has already been converted.

   For acquisitions in which IMS stock was used in payment, we previously issued shares at $.50 per share and guaranteed that value. Because we have repurchased most of those shares, or the sellers have agreed to sell their shares into the public market or hold them for investment, we have been relieved of further liability on those contracts. Therefore, the liability for common stock subject to guarantees decreased 92% to $155,000 in 2006, from $1,981,750 in 2005.

   Long-term debt increased during 2006 because we issued convertible notes to raise capital for the acquisitions in Denver, CO and Chicago, IL. At the end of 2006 long-term debt was $4,420,755, compared to $3,733,936 in 2005, an increase of 18%. Total liabilities increased 27%, from $5,853,387 in 2005 to $7,424,530 at the end of 2006 (compared to the increase of 92% in total assets).

   Common stock and paid-in capital increased from $3,006,338 in 2005 to $9,297,251 in 2006. Our accumulated deficit increased from $427,984 to $849,636. Treasury stock increased from $423,090 (1,244,904 shares) in 2005 to $626,241 (1,556,542 shares) in 2006.

   Total shareholder equity increased 273%, from $2,084,599 in 2005 to $7,779,357 on December 31, 2006.


   CRITICAL ACCOUNTING POLICIES

   Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, intangible asset testing and income taxes.

NEW ACCOUNTING STANDARDS

Nonmonetary Exchange

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our current financial condition or results of operations.

Conditional Asset Retirement

   In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact us for the year ended December 31, 2006.

Accounting Changes and Error Corrections

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 did not impact us for the year ended December 31, 2006.


Accounting for Uncertainty in Income Taxes

   In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

Fair Value Measurements

   In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Accounting for Defined Benefit Pension and Other Postretirement Plans

   The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158"). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We do not expect the remaining elements of this Statement to have a material impact on our financial condition, results of operations, or cash flows when adopted.


ITEM 7. FINANCIAL STATEMENTS.

   Our consolidated financial statements and related notes, and the report of Webb and Company, P.A., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-31.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


   During IMSL's two most recent fiscal years and the subsequent interim period prior to the IMSL's engagement of Webb and Company P.A. ("Webb"), neither IMSL nor anyone on behalf of IMSL consulted with Webb regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on IMSL's consolidated financial statements; or
(ii) any other matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(iv)) or a reportable event (as described in Regulation S-K Item 304(a)(1)(v)).

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


ITEM 8B. OTHER INFORMATION

   None.



CODE OF ETHICS

   The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President (being our principal executive officer) as well as all employees. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:


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

   Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel are accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

   In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our Board Of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

   We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to 16901 West Glendale Drive, New Berlin, WI 53151.

                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

   The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMSL, as of December 31, 2006.

Name                      Age       Position
----                      ---       --------
Donald F. Mardak           70       Chief Executive Officer, President and Director
Danny W. Weibling          58       Treasurer and Chief Financial Officer
John E. Strabley           43       Executive Vice President and Director
Dale L. Mardak             46       Senior Vice President and Director
Patricia A. Katisch        61       Corporate Secretary
Wayne Emmer                52       Director
Gerald Van Dyn Hoven       50       Director
Thomas Delacy              42       Director
Wayne Dalin                62       Director

   Donald F. Mardak has been the Chief Executive Officer, President and a director of IMSL since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company", a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Mr. Mardak is a two-term president of NATE, the National Association of Trade Exchanges (1995-96 and 1999-2000) and served on the board of directors of the organization for seven years. NATE is the principal barter industry trade association.

   John E. Strabley has been the Executive Vice President of IMSL since 1992 and a director since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager and, in August of that year, was appointed as Vice President of Continental Trade Exchange and IMSL. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry's highest designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley became a director of both Continental Trade Exchange, Ltd. and IMSL.

   Dale L. Mardak has been Senior Vice President of IMSL since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and IMSL. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker.

   Danny W. Weibling is a Certified Public Accountant and, along with his wife Lisa, was the former owner of Trade Systems Interchange, the Rohnert Park, CA barter network that IMSL acquired in April of 2001. Mr. Weibling is also the developer and programmer of TradeWorks, a leading barter industry software program, and he served six years as treasurer of the National Association of Trade Exchanges. He became Treasurer and Chief Financial Officer of IMSL in April of 2001.

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

   Thomas Delacy is currently the president and CEO of Independent Inspections, Ltd., a company that provides municipal inspection services for several cities. Tom has a degree in geology from the University of Wisconsin - LaCrosse.

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

   All of our directors are serving three-year terms. Messrs. Van Dyn Hoven and Strabley serve a three-year term expiring at the 2007 annual meeting of shareholders. Mr. Donald F. Mardak, Messrs. Emmer and Dalin are serving three-year terms expiring at the 2008 annual meeting of shareholders. And Messrs. Delacy and Dale L. Mardak serve a three-year term expiring at the 2009 annual meeting of shareholders.

Director's Compensation

   While we do not have an established compensation policy for our directors, from time to time we may issue members of our outside Board of Directors shares of stock as compensation for their services to us in those positions. During 2006 we issued an aggregate of 50,000 shares of our common stock valued at $22,000 to Messrs. Gerald Van Dyn Hoven, Wayne Emmer, Thomas Delacy, Wayne Dalin and Patricia Katisch as compensation for their services.

Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our Common Stock and other IMSL equity securities. Officers, directors and beneficial owners of more than ten percent of such equity securities are required by SEC regulations to furnish us with copies of all
Section 16(a) reports filed by them.

   Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMSL believes that there was compliance for the fiscal year ended December 31, 2006 with all
Section 16(a) reports filed by them.


ITEM 10. EXECUTIVE COMPENSATION.

   Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 2005 and 2006, respectively. The information concerning other executive officers are for the years ended December 31, 2005 and 2006. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and the next two highest paid executive officers of our company who were paid in excess of $100,000. These persons are referred to in this report as "Named Executive Officers".

                                          SUMMARY COMPENSATION TABLE
                                                                                Change in
                                                                              Pension Value
                                                                                   and
                                                                               Nonqualified
                                                                                 Deferred      Non-Equity
Name and                                                 Stock     Option     Compensation  Incentive Plan    All Other
Principal                                               Awards     Awards       Earnings     Compensation   Compensation    Total
Position              Year    Salary ($)  Bonus ($)      ($)       ($)           ($)            ($)            ($) (1)       ($)
------------------------------------------------------------------------------------------------------------------------------------
Donald F. Mardak,     2006    $175,500    $    -       $    -      $   -      $    -         $   -            $ 11,985     $187,485
 Chief Executive      2005    $145,500    $    -       $    -      $   -      $    -         $   -            $  7,500     $152,500
 Officer & President


Danny W. Weibling,    2006    $143,667    $    -       $    -      $   -      $    -         $   -            $  3,668     $147,335
 Chief Financial      2005    $108,000    $    -       $    -      $   -      $    -         $   -            $  2,300     $110,300
 Officer & Treasurer


John E. Strabley,     2006    $134,084    $    -       $    -      $   -      $    -         $   -            $  6,562     $140,646
 Executive Vice       2005    $108,000    $    -       $    -      $   -      $    -         $   -            $  5,100     $113,100
 President & Director


(1) Represents auto allowances.

Employment Agreements

   On October 4, 2004, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, our Chief Financial Officer and John
E. Strabley, and Dale L. Mardak our senior vice presidents, pursuant to which these employees will receive base salaries in 2007 of $200,000, $165,000, $150,000 and $142,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer at his discretion. Each such contract is for a term of three years. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMSL or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMSL.

   Each of the agreements entitle them to receive stock options at the discretion of Management. All agreements contain a change of control provision. In the event of a merger, acquisition of IMSL or sale of substantially all of its assets, Donald Mardak's contract provides for compensation equal to two years' salary plus a lump sum payment of $300,000, Danny Weibling's, John Strabley's and Dale Mardak's contracts provide for compensation equal to one year's salary plus a lump sum payment of $150,000.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

   The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2006.


                                         Option Awards                                            Stock Awards

                                                                                                                         Equity
                                                                                                                        Incentive
                                                                                                                          Plan
                                                                                                            Equity       Awards:
                                                                                                           Incentive    Market or
                                              Equity                                                        Awards:      Payout
                                             Incentive                                                     Number of    Value of
                                           Plan Awards:                                        Market      Unearned     Unearned
               Number of       Number of     Number of                           Number of    Value of      Shares,      Shares,
              Securities       Securities   Securities                           Shares or    Shares or    Units or     Units or
              underlying       Underlying   Underlying                            Units of    Units of       Other        Other
              Unexercised     Unexercised   Unexercised    Option      Option    Stock That  Stock That     Rights       Rights
                Options         Options      Unearned     Exercise   Expiration   Have Not    Have Not     That Have    That Have
                  (#)             (#)         Options       Price       Date       Vested      Vested     Note Vested  Not Vested
             ------------------------------
Name          Exercisable    Unexercisable      (#)          ($)         ($)        (#)       ($)             (#)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
Donald F.
Mardak             -               -                -         -           -            -           -               -            -


Danny W.
Weibling         40,000            -                -      $0.13(1)    Dec 2007        -           -               -            -
                100,000            -                -      $0.15(1)    Dec 2008        -           -               -            -
                400,000            -                -      $0.15(1)    Jan 2009        -           -               -            -

John E.
Strabley         40,000            -                -      $0.13(1)    Dec 2007        -           -               -            -

(1) Price was based on the bid price of our common stock on the date of issue.


   Options Grants in the Last Fiscal Year. No options were granted to any of our "named executive officers" for our fiscal year ended December 31, 2006.

Compensation of Directors

We pay our outside directors cash of $200 to $300 per board meeting and an annual fee of 10,000 shares of IMS stock. Our Named Executive Officers are not compensated additionally as board members. No stock options have been issued to our outside directors.

The table below summarizes the total compensation paid by us to our outside directors for the fiscal year ended December 31, 2006.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Change in Pension
                                                                                     Value and
                                                                                    Nonqualified
                                                                 Non-Equity           Deferred             (1)
                             Fees Paid                         Incentive Plan       Compensation        All Other
Name                          in Cash        Option Awards      Compensation          Earnings        Compensation         Total
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Wayne Dalin                   $  600                 -                 -                     -           $ 4,400          $ 5,000
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Thomas Delacy                 $  600                 -                 -                     -           $,4,400          $ 5,000
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Wayne Emmer                   $  600                 -                 -                     -           $ 4,400          $ 5,000
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Gerald Van Dyn Hoven          $  600                 -                  -                    -           $ 4,400          $ 5,000
----------------------------------------------------------------------------------------------------------------------------------

(1) For all directors, this is the fair value of the 10,000 shares of stock issued, at the date of issue.











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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2006, by:

   - each person known by us to beneficially own more than 5% of our common stock;

   -  each of our directors and our named executive officers; and

   -  all of our directors and executive officers as a group.

   We believe that, subject to applicable community and marital property laws, the beneficial owners of our common stock listed below have sole voting and dispositive power with respect to such shares.

                                                           Shares beneficially owned
                                                            as of December 31, 2006
                                                           -------------------------
Name of Beneficial Owner                                       Number      Percent
------------------------------------                        -----------    -------
Donald F. Mardak (1) ...................................     17,707,000     33.65%

Dale L. Mardak (2) .....................................      1,392,000      2.65%

John E. Strabley (3) ....................................       636,000      1.21%

Danny W Weibling (4) ....................................       278,500      0.53%

Gerald Van Dyn Hoven  ...................................       422,000      0.80%

Wayne Emmer  ............................................       240,000      0.46%

Thomas Delacy ...........................................       540,000      1.03%

Wayne Dalin  ............................................       200,840      0.38%

Patricia Katisch  ........................................       48,000      0.09%


All directors and executive officers
   as a group (8 persons).................................   21,464,340     40.80%

(1) Does not include 636,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 40,000 shares of exercisable options.

* All shares owned by Donald F. and Judy E. Mardak are now held in a revocable living trust.

(2) Does not include 8,400 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership. Does not include 40,000 shares of exercisable options.

(3) Does not include 1,200,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership. Does not include 40,000 shares of exercisable options.

(4) Does not include 246,000 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does not include 540,000 shares of exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Certain Transactions

   We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2006 and expires September 30, 2008. For the fiscal year ended December 31, 2005, we made rental payments of $72,000 and in the fiscal year ended December 31, 2006, we made rental payments of $76,500 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

   Conflicts of Interest

   Certain potential conflicts of interest are inherent in the relationships between our affiliates and us. From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of IMSL and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

   Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, including for example the lease agreement described above under "Certain Relationships and Related Transactions - Certain Transactions", potential conflicts may arise between the respective interests of IMSL and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

   With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that (1) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (2) the transaction be approved by a majority of our disinterested outside directors and (3) the transaction be fair and reasonable to IMSL at the time it is authorized or approved by our directors.

ITEM 13. EXHIBITS LIST AND REPORTS ON FROM 8-K

(a) Exhibits:


   Exhibit
   Number                Description
   ------                -----------
     3.1   Articles of Incorporation of the Registrant *
     3.2   Articles of Amendment of the Registrant *
     3.3   Bylaws of the Registrant *
    10.1   Lease Agreement, between Glendale Investments, LLC. and the Registrant *
    23.1   Consent of Independent Registered Public Accounting Firm
    31.1   Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
    31.2   Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
    32.1   Certificate of the Chief Executive Officer to Section 906 of
             the Sarbanes-Oxley Act of 2002 **
    32.2   Certificate of the Chief Financial Officer to Section 906 of
             the Sarbanes-Oxley Act of 2002 **

             * Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597

             ** Filed herein


(b) Reports on Form 8-K

      None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   Webb & Company, P.A. served as our independent registered public accounting firm for fiscal years 2006 and 2005. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2006 and 2005 fiscal years.

                                            2006              2005
                                        -----------       -----------

Audit Fees .........................      $72,056           $42,700
Audit-Related Fees .................            0                 0
Tax Fees ...........................            0                 0
All Other Fees .....................            0                 0
                                          -------           -------
         Total .....................      $72,056           $42,700
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

   Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTERNATIONAL MONETARY SYSTEMS, LTD.



     Dated:  March 30, 2007                 By: /s/ DONALD F. MARDAK
                                             -----------------------------------
                                                 Donald F. Mardak, President
                                                 (Principal Executive Officer)




     Dated:  March 30, 2007                  By: /s/ DANNY W. WEIBLING, CPA
                                             -----------------------------------
                                                 Danny W. Weibling, Treasurer
                                                 (Principal Financial Officer)

   In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


          SIGNATURE                       TITLE                       DATE

  /s/ DONALD F. MARDAK           Chief Executive Officer,        March 30, 2007
-----------------------------      President (Principal
      Donald F. Mardak              Executive Officer)
                                       and Director

  /s/ DALE L. MARDAK              Senior Vice President          March 30, 2007
-----------------------------          and Director
      Dale L. Mardak


  /s/ JOHN E. STRABLEY           Executive Vice President        March 30, 2007
-----------------------------          and Director
      John E. Strabley

                   INTERNATIONAL MONETARY SYSTEMS, LTD

                          TABLE OF CONTENTS




                                                                        Page
                                                                       ------

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	          1


FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                     2 - 3

        Consolidated Statements of Operations                             4

        Consolidated Statements of Changes in Stockholder Equity          5

        Consolidated Statements of Cash Flows                           6 - 7

        Notes to Consolidated Financial Statements                      8 - 31

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of:
International Monetary Systems, Ltd. and Subsidiaries
New Berlin, Wisconsin

   We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. and subsidiaries as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholder equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and subsidiaries at December 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ WEBB & COMPANY, P. A.
    ----------------------
    WEBB & COMPANY, P. A.



    Boynton Beach, Florida
    March 29, 2007

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                               2006         2005
                                                            ---------    ----------
              ASSETS
Current assets
     Cash                                                 $   930,962   $   80,496
     Restricted cash                                              -        360,400
     Marketable securities                                    105,330       84,206
     Accounts receivable, net of allowance for doubtful
        accounts of $649,926 in 2006 and $447,510 in 2005   1,644,299    1,113,598
     Earned trade account                                         -         60,027
     Prepaid expenses                                         227,835       79,417
     Inventory                                                 33,839       33,839
                                                          ------------  -----------
          Total current assets                              2,942,265    1,814,983

Property and equipment, net                                   647,884      411,799
                                                          ------------  -----------
Other assets
     Membership lists, net                                  8,505,059    4,193,302
     Goodwill                                               2,785,478    1,285,478
     Covenant not to compete, net                              44,650       74,417
     Purchase option                                          112,500          -
     Assets held for investment                                99,298       99,298
     Investment in real estate                                 33,695       31,000
     Cash surrender value                                      33,058       27,709
                                                          ------------  -----------
          Total other assets                               11,613,738    5,711,204
		                                          ------------  -----------
              Total assets                                $15,203,887   $7,937,986
                                                          ============  ===========

















            The accompanying notes are an integral part of the audited consolidated financial statements.

                                                               2006         2005
                                                           ----------   ----------
          LIABILITIES AND STOCKHOLDER EQUITY

Current liabilities
     Accounts payable                                     $   308,172   $  202,991
     Accrued compensation                                     318,965      214,876
     Accrued payroll taxes                                     52,138       45,749
     Accrued sales taxes                                       47,567       36,432
     Accrued income taxes                                      50,000       10,000
     Trade payable                                            316,299          -
     Current portion of notes payable                       1,645,610      584,897
     Current portion of notes payable, related party          110,024       99.506
     Current portion of common stock
        subject to guarantees                                 155,000      925,000
                                                          ------------  -----------
          Total current liabilities                         3,003,775    2,119,451
                                                          ------------  -----------
Long-term liabilities
     Notes payable, less current portion                    2,234,755    1,825,015
     Notes payable, related party, less current portion	          -        192,171
     Common stock subject to guarantees,
        less current portion                                      -      1,056,750
     Deferred compensation                                    121,000      106,000
     Deferred income taxes                                  2,065,000      554,000
                                                          ------------  -----------
         Total long-term liabilities                        4,420,755    3,733,936
			                                  ------------  -----------
               Total liabilities                            7,424,530    5,853,387
                                                          ------------  -----------
         COMMITMENTS AND CONTINGENCIES                            -            -

          STOCKHOLDER EQUITY
Preferred stock, $.0001 par value; 20,000,000 shares
   authorized, none outstanding                                   -            -
Common stock, $.0001 par value; 280,000,000 shares
   authorized, 52,623,769 and 41,925,558 shares
   issued and outstanding, respectively	                        5,263        4,224
Paid in capital                                             9,291,988    3,002,114
Treasury stock, 1,556,542 and 1,244,904 shares
   outstanding, respectively                                 (626,241)    (423,090)
Subscription receivable                                       (42,017)     (68,622)
Deferred compensation                                             -         (2,043)
Accumulated deficit                                          (849,636)    (427,984)
                                                          ------------  -----------
              Total stockholder equity                      7,779,357    2,084,599
			                                  ------------  -----------
              Total liabilities and stockholder equity    $15,203,887   $7,937,986
                                                          ============  ===========





           The accompanying notes are an integral part of the audited consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31

                                                             2006           2005
                                                         ----------      ----------
Revenue                                                  $8,782,666      $6,187,138

Operating expenses
     Payroll, related taxes and employee benefits         4,812,595       3,624,917
     General and administrative                           1,388,059       1,065,766
     Occupancy                                              761,040         588,642
     Selling                                                614,034         311,648
     Depreciation and amortization                          880,062         560,428
     Impairment of membership list                          243,439             -
     Provision for bad debts                                158,569          72,502
                                                         -----------     -----------
     Total operating expenses                             8,857,798       6,223,903
			                                 -----------     -----------
Net loss from operations                                    (75,132)        (36,765)
			                                 -----------     -----------
Other income (expense)
     Interest income                                         72,624           7,597
     Interest expense                                      (358,583)       (239,226)
                                                         -----------     -----------
     Total other income (expense)                          (285,959)       (231,629)
			                                 -----------     -----------
Loss before income taxes                                   (361,091)       (268,394)

Income tax expense (benefit)                                 60,561         (46,755)
	                             		         -----------     -----------

Net loss                                                 $ (421,652)     $ (221,639)
                                                         ===========     ===========
Basic earnings per common share                          $    (0.01)     $    (0.01)

Diluted earnings per common share                        $    (0.01)     $    (0.01)

Weighted average shares outstanding, basic               47,010,579      39,528,112
			                                 ===========     ===========
Weighted average shares outstanding, diluted             47,010,579      39,528,112
                                                         ===========     ===========










           The accompanying notes are an integral part of the audited consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                 Preferred Stock     Common Stock                                                Treasury Stock
                 ---------------------------------                                           ------------------------     Total
                           Par                Par    Paid in     Sub.     Def.     Accum.                     Par      Stockholder
                 Shares   Value    Shares    Value   Capital     Rec.     Comp.   (Deficit)     Shares       Value       Equity
                 ------   -----  ----------  ------ ----------  -------  ------- ---------   ------------  ---------- ------------
Balances at
 December 31,
 2004 (Restated)    -       -    39,556,404  $4,006 $3,964,089  (84,000)     -   $(206,345)   (1,613,872)   $(765,003) $2,912,747
-----------------
Net loss 2005       -       -           -       -          -        -        -    (221,639)          -            -      (221,639)

Treasure stock
 purchases          -       -           -       -          -        -        -         -        (971,878)    (380,296)   (380,296)

Stock issued
 for services       -       -       350,000      35    137,125      -     (2,043)      -         212,000       61,300     196,417

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -     1,830,000     183    797,817      -        -         -       1,380,000      690,000   1,488,000

Reclassification
 of shares issued
 at guaranteed
 prices to
 liabilities        -       -           -       -   (1,981,750)     -        -         -             -            -    (1,981,750)

Stock issued as
 collateral,
 redeemed upon
 payment of debt    -       -       189,154     -          -        -        -         -        (189,154)         -           -

Beneficial
 conversion on
 notes payable      -       -           -       -       84,834      -        -         -             -            -        84,834

Shares redeemed
 for fixed assets   -       -           -       -          -        -        -         -         (62,000)     (29,091)    (29,091)

Subscription
 receivable         -       -           -       -          -     15,378      -         -             -            -        15,378
                 -----------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 2005               -       -    41,925,558   4,224  3,002,114  (68,622)  (2,043) (427,984)   (1,244,904)    (423,090)  2,084,599
----------------
Net loss for 2006   -       -           -       -          -        -        -    (421,652)          -            -      (421,652)

Stock offering      -       -    10,036,365   1,004  4,066,996      -        -         -             -            -     4,068,000

Treasure stock
 purchases          -       -           -       -          -        -        -         -        (960,750)    (462,700)   (462,700)

Stock issued
 for services       -       -        15,000       1      3,000      -        -         -          80,000       29,049      32,050

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -           -       -          -        -        -         -         346,667      180,500     180,500

Warrants redeemed   -       -           -       -          -        -        -         -         200,000       50,000      50,000

Options exercised   -       -       416,000      42    207,958      -        -         -             -            -       208,000

Stock issued as
 collateral,
 redeemed upon
 payment of debt    -       -       310,846     -      145,329      -        -         -         (67,555)         -       145,329

Deferred stock
 compensation       -       -           -       -          -        -      2,043       -             -            -         2,043

Beneficial
 conversion on
 notes payable      -       -           -       -       39,833      -        -         -             -            -        39,833

Shares cancelled    -       -       (80,000)     (8)         8      -        -         -          80,000          -           -

Subscription
 receivable         -       -           -       -          -     26,605      -         -             -            -        26,605

Reclassification
 of shares issued
 at guaranteed
 prices to
 liabilities        -       -           -       -    1,826,750      -        -         -             -            -     1,826,750
                 -----------------------------------------------------------------------------------------------------------------
Balance,
 December 31
 2006               -       -    52,623,769  $5,263 $9,291,988 $(42,017) $   -   $(849,636)   (1,566,542)   $(626,241) $7,779,357
                ==================================================================================================================

                 The accompanying notes are an integral part of the audited consolidated financial statements.

                       INTERNATIONAL MONETARY SYSTEMS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                2006           2005
                                                           ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $  (421,652)    $  (221,639)
Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                             880,062         560,428
     Provision for bad debts                                   158,569          72,502
     Impairment of membership list                             243,439             -
     Stock issued in exchange for services                      32,050         196,418
     Accretion of discount on notes payable                     57,542             -
     Deferred compensation                                      15,000          35,005
     Amortization of deferred compensation                       2,043             -
     Loss on disposal of property and equipment                 20,023             720
     Deferred income taxes                                      11,000         (61,000)
Changes in operating assets and liabilities:
     Accounts receivable                                      (144,808)       (166,775)
     Trade payable                                             (72,041)        136,994
     Prepaid expense                                          (128,418)        (50,008)
     Inventory                                                     -             1,500
     Accounts payable                                           99,371         49,970
     Accrued compensation and payroll taxes                     68,316          96,973
     Accrued sales taxes                                        11,135          17,273
     Accrued income taxes                                       40,000          10,000
                                                            -----------     -----------
Net cash provided by operating activities                      871,631         678,361

                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash                         363,400        (121,444)
(Increase) decrease in marketable securities                   (21,124)        (10,538)
Capital expenditures                                          (224,048)       (106,819)
Repayment of notes receivable                                      -            24,398
Trade payments for business acquisitions                       (15,000)            -
Cash payments for business acquisitions	                    (5,431,405)       (965,000)
Increase in cash surrender value                                (5,350)         (5,182)
                                                            -----------     -----------
Net cash used in investing activities                       (5,333,527)     (1,184,585)










            The accompanying notes are an integral part of the audited consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                                   continued

                                                               2006           2005
                                                           ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties                  20,000         82,966
Payments on notes payable to related parties                  (201,653)       (81,155)
Proceeds from notes payable                                  2,626,773      1,260,238
Payments on notes payable                                   (1,029,701)      (478,913)
Payments on notes payable from earned trade account            (32,795)           -
Purchase of treasury stock                                    (412,700)      (380,296)
Beneficial conversion; notes payable                            39,833         84,833
Proceeds from subscription receivable                           26,605         15,378
Proceeds from issuance of stock                              4,276,000            -
                                                            -----------    -----------
Net cash provided by (used in) financing activities          5,312,362        503,051
                                                            -----------    -----------
Net increase (decrease) in cash                                850,466         (3,173)

Cash at beginning of year                                       80,496         83,669
                                                            -----------    -----------
Cash at end of year                                        $   930,962     $   80,496
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                     $   351,236     $  239,226
Cash paid for income taxes                                 $    20,561     $    4,245

NON CASH FINANCING AND INVESTING ACTIVITIES
Acquisitions:
Fair value of assets acquired                              $ 7,752,206     $3,424,300
Less: liabilities assumed                                      (41,934)      (431,300)
Stock issued                                                  (180,500)    (1,488,000)
Trade dollars paid                                            (598,367)       (20,000)
Deferred tax liability                                      (1,500,000)      (520,000)
                                                            -----------    -----------
Net cash paid for acquisitions                             $ 5,431,405     $  965,000
                                                            ===========    ===========
Stock issued for services                                  $    32,050     $  198,461
                                                            ===========    ===========
Treasury stock redeemed for fixed assets                   $       -       $   29,091
                                                            ===========    ===========
Notes payable beneficial conversion                        $    39,833     $   84,833
                                                            ===========    ===========
Stock guarantees on acquisitions                           $       -       $1,981,750
                                                            ===========    ===========
Stock guarantees released due to changes in
 market conditions                                         $(1,826,750)    $      -
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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

   A.  ORGANIZATION

       International Monetary Systems, Ltd. (IMS - the Company) is a Wisconsin holding company located in New Berlin, Wisconsin with two wholly-owned operating subsidiaries: Continental Trade Exchange, Ltd (CTE) and National Trade Association, both of which operate a barter (trade) exchange in the United States.

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

   D.  RESTRICTED CASH

       As a condition to issuing the guarantee on the purchase of the exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under the guaranteed transactions. As of December 31, 2006 all funds have been distributed in accordance with the purchase agreements.

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

       Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

       Transaction fees are recognized upon receipt of transactional information accumulated by our systems or reported by our clients. Membership fees, monthly maintenance fees, finance charges, and other fees are billed monthly to members' accounts, and are recognized in the month the revenue is earned.

   G.  PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements for 2006 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd. and National Trade
       Association, Inc. (from October 1, 2006 through December 31,
       2006). The consolidated financial statements for 2005 include the accounts of the Company and its subsidiary Continental Trade Exchange, Ltd. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

       In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill in 2005. In 2006 the Company recorded an impairment loss of $243,439 on membership lists related to its Nevada and Modesto, CA operations.

   O.  ASSETS HELD FOR INVESTMENT

       Assets held for investment consist of various works of art which are valued at the lower of cost or fair market value.

   P.  INVESTMENT IN REAL ESTATE

       Investment in real estate includes two parcels of undeveloped land valued at $26,000, and deeded vacation timeshares valued at $7,695. Both are valued at the lower of cost or fair market value.

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

   R.  CONCENTRATIONS OF CREDIT RISK

       CASH
       Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2006 and 2005, respectively, the Company had approximately $556,473 and $227,045 in cash balances at financial institutions which were in excess of the FDIC insured limits.

       ACCOUNTS RECEIVABLE
       The Company grants credit to its customers, all of whom are members of Continental Trade Exchange and National Trade Association. Customers are principally located throughout Wisconsin, Illinois, California, Ohio, Virginia, Tennessee, Maryland, Nevada, Connecticut, New York, Kentucky, Washington DC, Colorado and Indiana. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

   S.  SEGMENT REPORTING

       The Company operates in one segment and, therefore, segment information is not presented.

   T.  ADVERTISING

       Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $158,135 and $157,429 for the years ended December 31, 2006 and 2005, respectively.

   U.  LOSS PER SHARE

       Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2006 and 2005 there were 7,440,862 and 6,765,334 common share equivalents outstanding which consisted of:

                                                   2006              2005
                                               -------------      ------------
          Shares issuable upon the
            conversion of notes payable           6,390,862         3,483,334

          Shares issuable upon the
            conversion of stock options           1,050,000         3,282,000
                                               -------------      ------------

                                                  7,440,862         6,765,334
                                               =============      ============

       These shares were not included in the computations of loss per share because their effect was anti dilutive.


   V.  RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in
       Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.


       In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

       The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined
       Benefit Pension and Other Postretirement Plans - an amendment of
       FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158"). This
       Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We do not expect the this Statement to have a material impact on our financial condition, results of operations, cash flows when adopted.


 NOTE 2 - MARKETABLE SECURITIES

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

       The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2006 and 2005 are as follows

               Available for sale securities:
               Cost                                  $  81,434     $   70,659
               Unrealized gain                          23,896         13,547
                                                     ----------    -----------
               Marketable equity securities
                 classified as current               $ 105,330     $   84,206
                                                     ==========    ===========

       The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2006 and 2005 were as follows:

                                                        2006           2005
                                                     ----------     ----------
               Net unrealized gains (losses)         $  10,349      $   1,645
                                                     ==========     ==========

       The investment in marketable equity securities has been pledged to secure the liability for deferred compensation (Note 9).

NOTE 3 - ACQUISITIONS

      A. On April 30, 2005, IMS purchased selected assets of Eagle Barter Exchange of Chattanooga, Tennessee for $365,000. Terms of the acquisition included a down payment of $65,000 paid in two installments of $40,000 and $25,000 in May and July of 2005. IMS issued 600,000 shares of its common stock guaranteed with a fair value of $300,000 ($.50 per share).


                    Purchase price              $  365,000
                                                ===========
                    Accounts receivable         $   20,000
                    Furniture and equipment         23,800
                    Member list                    321,200
                                                -----------
                    Total assets acquired       $  365,000
                                                ===========

      B. On April 30, 2005, IMS purchased selected assets of the Reno, Nevada office of United Trade Network for $155,000. Terms of the acquisition included a down payment of $100,000 paid in six installments: one payment of $50,000 in May 2005 and five payments of $10,000 paid monthly starting in June of 2005. IMS issued 110,000 shares of its common stock guaranteed with a fair value of $55,000 ($.50 per share).


                    Purchase price              $  155,000
                                                ===========
                    Accounts receivable         $   17,500
                    Furniture and equipment          3,500
                    Member list                    134,000
                                                -----------
                    Total assets acquired       $  155,000
                                                ===========

      C. On May 31, 2005, IMS entered into a Share-Exchange Agreement for the acquisition of all outstanding shares of Barter Business Unlimited, Inc., a Connecticut corporation. The purchase price was $1,550,000 discounted to a present value $1,512,500. The terms were $500,000 in cash, 2,050,000 shares of IMS stock and a promissory note in the amount of $350,000, discounted to $312,500. 1,400,000 of the shares issued are guaranteed by IMS with a fair value of $700,000 ($.50 per share).

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
                                                ===========

         The Company also agreed to pay $100,000 to the former owner for a covenant not to compete. The note has been discounted to a present value pf $89,300, is amortized over the 3-year life of the agreement, and requires monthly payments of $2,778.

      D. On July 31, 2005, IMS purchased selected assets of International Barter Network of New York, New York for $39,500, adjusted, by agreement from $60,000. Terms of the acquisition included a payment of $20,000 in trade dollars and assumption of a $19,500 note payable.

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
                                                ===========

      E. On August 31, 2005, IMS purchased selected assets of the Las Vegas, NV office of United Trade Network for $525,000. Terms of the acquisition included a down payment of $300,000. IMS issued 450,000 shares of its common stock guaranteed with a fair value of $225,000 ($.50 per share).

                    Purchase  price             $  525,000
                                                ===========
                    Accounts receivable         $   52,000
                    Furniture and equipment         15,000
                    Member list                    458,000
                                                -----------
                    Total assets acquired       $  525,000
                                                ===========

      F. On March 31, 2006, IMS purchased selected assets of Master Trade of Los Gatos, CA for $75,000. Terms of the acquisition included a down payment of $40,000. IMS issued 70,000 shares of its common stock guaranteed with a value of $35,000 ($.50 per share).

                    Purchase price              $   75,000
                                                ===========
                    Accounts receivable         $   10,000
                    Furniture and equipment          2,000
                    Member list                     63,000
                                                -----------
                    Total assets acquired       $   75,000
                                                ===========

      G. On March 31, 2006, IMS purchased for cash from Southern Barter Exchange the membership list of their clients located in Memphis, TN for $25,000.

                    Purchase price              $   25,000
                                                ===========
                    Accounts receivable         $    1,200
                    Member list                     23,800
                                                -----------
                    Total assets acquired       $   25,000
                                                ===========

      H. On April 7, 2006, IMS purchased selected assets of Trade Exchange of the Rockies of Golden, CO for $720,000. Terms of the acquisition included a down payment of $500,000 and a note payable for $100,000. The note was paid in full. IMS issued 240,000 shares of its common stock guaranteed with a value of $120,000 ($.50 per share). The purchase price included scrip and showroom merchandise that was sold to the membership.

                    Purchase price              $  720,000
                                                ===========
                    Accounts receivable         $   11,000
                    Inventory                      135,000
                    Furniture and equipment         60,000
                    Member list                    514,000
                                                -----------
                    Total assets acquired       $  720,000
                                                ===========



       I. On June 1, 2006, IMS purchased selected assets of Barter Indiana Group of Indianapolis, IN for $103,000. Terms of the acquisition included a down payment of $75,000 and $15,000 in trade dollars. IMS issued 20,000 shares of its common stock valued at $13,000 based on the bid price on the transaction date.


                    Purchase price              $  103,000
                                                ===========
                    Accounts receivable         $    3,000
                    Furniture and equipment          3,000
                    Member list                     97,000
                                                -----------
                    Net assets acquired         $  103,000
                                                ===========

      J. On September 29, 2006, IMS entered into a Share-Exchange Agreement for the acquisition of all outstanding shares of National Trade Association, Inc. (d.b.a. Illinois Trade Association), an Illinois Corporation. The purchase price was $4,600,000 cash.

                    Purchase price             $ 4,600,000
                                               ============
                    Cash                       $     8,595
                    Accounts receivable            519,261
                    Prepaid expenses                20,000
                    Furniture and equipment        150,000
                    Member list                  4,524,000
                    Goodwill                     1,500,000
                    Investment in real estate        3,445
                    Liabilities assumed           (625,301)
                    Deferred tax liability      (1,500,000)
                                               ------------
                    Net assets acquired        $ 4,600,000
                                               ============


       K. On August 9, 2006 IMS acquired an option to purchase the assets of New York Commerce Group (formerly known as Barter Advantage). During the option period, the companies will operate under a revenue-sharing arrangement. The term of the option is 2 years. Initial payment was $112,500 of which $100,000 was paid in cash. The remaining $12,500 will be paid in the form of 16,667 shares of common stock of IMS guaranteed to a price of $.75 per share. The balance of the payment is due in two years and will be based on the gross revenue generated at that time.

       The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2006 and January 2005, respectively:


                                                    2006              2005
                                               -------------      ------------
                   Gross revenue               $ 13,241,854       $ 7,270,531
                   Total expenses               (13,157,345)       (7,427,573)
                                               -------------      ------------
                   Net income (loss)
                     before taxes              $     84,509       $  (157,042)
                                               =============      ============
                   Earnings per share          $       0.00       $     (0.00)
                                               =============      ============

NOTE 4 - INTANGIBLE ASSETS

       Intangible assets consist of membership lists, goodwill and a covenant not to compete, and for the years ended December 31, 2006 and 2005 are as follows:

                                                    2006              2005
                                                ------------      ------------
            Membership lists                    $10,074,573       $ 4,852,773
            Impairment                             (243,439)              -
            Accumulated amortization             (1,326,075)         (659,471)
                                                ------------      ------------
              Net                               $ 8,505,059       $ 4,193,302
                                                ============      ============

            Covenant not to compete             $    89,300       $    89,300
            Accumulated amortization                (44,650)          (14,883)
                                                ------------      ------------
              Net                               $    44,650       $    74,417
                                                =============     ============

            Goodwill                            $ 2,798,601       $ 1,298,601
            Accumulated amortization                (13,123)          (13,123)
                                                ------------      ------------
              Net                               $ 2,785,478       $ 1,285,478
                                                ============      ============

      Aggregate amortization expense on intangible assets was $696,371 and $405,754 for the years ended December 31, 2006 and 2005, respectively. In 2006 the Company recognized a $243,439 impairment loss of the membership list related to its California and Nevada operations. Estimated future amortization expense is as follows:

                                                    2007            1,029,099
                                                    2008            1,029,099
                                                    2009            1,029,999
                                                    2010            1,029,099
                                                    2011	      992,314
                                                 thereafter         3,396,349
                                                                  ------------
                                                                  $ 8,505,059
                                                                  ============


NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment consist of the following as of December 31, 2006 and 2005:



                                                    2006              2005
                                                ------------      ------------
          Office furniture, equipment
            computers and software              $   937,218       $ 1,060,887
          Leasehold improvements                    135,548            39,630
                                                ------------      ------------
                                                  1,072,766         1,100,517
          Accumulated depreciation                 (424,882)         (688,718)
                                                ------------      ------------
                                                $   647,884       $   411,799
                                                ============      ============

       Depreciation expense during the years ended December 31, 2006 and 2005 was $183,691 and $154,674, respectively.

NOTE 6 - NOTES PAYABLE

       CTE has an unsecured revolving credit line of $100,000 with a financial institution, with no maturity date and an interest rate of prime plus 1.25%. The balance was paid in full as of December 31, 2006, and was $97,007 as of December 31, 2005.

       CTE has an unsecured business credit line of $122,000 with a financial institution, with no maturity date and an interest rate of prime plus 6%. The balance was paid in full as of December 31, 2006, and was $113,644 as of December 31, 2005.

       In connection with its acquisition of Trade Systems Interchange, CTE had an unsecured loan payable to an individual in the amount of $60,000, due December 2008, with interest at 9%. The balance was paid in full as of December 31, 2006, and was $59,049 as of December 31, 2005. The owner of DWW Software is also a shareholder in the Company.

       A former subsidiary of the Company had an unsecured $100,000 loan payable to an individual arising from the Company's purchase of JMG during April 2001. IMS assumed the outstanding balance when operations of the subsidiary were discontinued. The balance was paid in full as of December 31, 2006, and was $18,769 as of December 31, 2005. Monthly payments included 6% interest.

       CTE had an unsecured business loan with a partnership. The balance was paid in full as of December 31, 2006, and $54,183 as of December 31, 2005. Monthly payments included 12% interest.

       A former subsidiary of the Company carried an unsecured business loan with a financial institution which IMS assumed when operations of the subsidiary were discontinued. The balance was paid in full as of December 31, 2006, and was $116,448 as of December 31, 2005. Monthly payments included 6.9% interest.

       CTE has an unsecured $50,000 business credit line with a financial institution. The balance was paid in full as of December 31, 2006, and was $43,304 as of December 31, 2005. Monthly payments included 8.25% interest.

       CTE has an unsecured $48,000 business credit line with a credit card company. The balance was paid in full as of December 31, 2006, and was $45,268 as of December 31, 2005. Monthly payments included 11.25% interest.

       CTE had an unsecured note payable to the former owner of Barternet, a California company purchased in 2003. The face value of the original note was $69,300, discounted at 7.5% to $62,444. The balance was paid in full as of December 31, 2006, and was $14,700, discounted to $14,339 as of

       December 31, 2005. The discount was amortized over the life of the promissory notes as additional interest expense. During the years ended December 31, 2006 and 2005, the Company recorded interest expense from the discounts of $361 and $2,028, respectively.

       In connection with the purchase of Barternet in 2003, the Company assumed an unsecured note payable to an individual with maturity in February 2010 and monthly payments of $2,500. The face value of the original note was $207,500, discounted at 7.5% to $161,510. The balance as of December 31, 2006 is $95,000, discounted to $84,328, and $125,000, discounted to $107,069 as of December 31, 2005. The discount is being amortized over the life of the promissory notes as additional interest expense. During the years ended December 31, 2006 and 2005, the Company recorded interest expense from the discounts of $7,259 and $8,897, respectively.

       In conjunction with the acquisition of International Barter Network of New York, CTE assumed an unsecured note payable of $19,500 to a financial institution, with interest of 6.25%. The balance was paid in full as of December 31, 2006, and was $13,941 as of December 31, 2005.

       IMS purchased an automobile through a financial institution in April of 2003. Monthly payments included interest at 8.75%. The balance was paid in full as of December 31, 2006, and was $28,837 as of December 31, 2005.

       In connection with the acquisition of Barter Network, Inc., CTE issued a note payable secured by shares of common stock, guaranteed at $.50 per share. Monthly payments of $6,754 included interest at 6%. The balance was $164,471 as of December 31, 2005. On December 31, 2006 the remaining balance of $145,329 was satisfied with the redemption of 310,846 shares of common stock, at $.50 per share.

       In connection with the acquisition of California Barter Exchange, CTE issued an unsecured note payable to the former owners. Terms include thirty-two monthly payments of $6,000 including interest at 7.5%, a balloon payment of $8,000 on April 7, 2007, plus accrued interest. The balance outstanding was $9,888 and $87,655 as of December 31, 2006 and 2005, respectively.

       In connection with the acquisition of California Barter Exchange, CTE assumed an unsecured note payable to a financial institution. The balance was paid in full as of December 31, 2006, and was $5,302 as of December 31, 2005.

       In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued an unsecured note payable to the former owner, with maturity in June 2008 and monthly payments of $9,722. The face value of the original note was $350,000, discounted at 7.5% to $312,500. The balance as of December 31, 2006 is $175,000 discounted to $165,015, and as of December 31, 2005 was $291,667, discounted to $265,667. The discount is being amortized over the life of the note as additional interest expense. During the years ended December 31, 2006 and 2005 the Company recorded interest expense from the discount of $16,515 and $11,000, respectively.

       In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued an unsecured note payable for a covenant not to compete with maturity in June 2008 and monthly payments of $2,778. The face value of the original note was $100,000, discounted at 7.5% to $89,300. The balance as of December 31, 2006 is $50,000 discounted to $47,151 and as of December 31, 2005 was $83,333, discounted to $75,772. The discount is being amortized over the life of the note as additional interest expense. During the years ended December 31, 2006 and 2005 the Company recorded interest expense from the discount of $4,712 and $3,139, respectively.

       In 2005, two private investors loaned $1,050,000 to IMS. Due dates of the notes range from March to November 2007, with quarterly interest payments of 10%. The notes are convertible to 3,500,000 shares of IMS stock at $.30 per share at the option of the holder. The value of the convertible feature on the notes was calculated to be $84,333 and treated as a discount which is being amortized over the life of the note. As of December 31, 2006 the discounted balance of the notes is $1,032,983, and as of December 31, 2005 it was $990,471.

       In 2005 IMS issued an unsecured note payable to a private investor in the amount of $110,000. Monthly payments included interest at 10%. The balance was paid in full as of December 31, 2006, and was $85,500 as of December 31, 2005.

       In 2006 a private investor loaned $1,200,000 to IMS. Due dates of the notes range from March to September 2008, with quarterly interest payments of 10%. The notes are convertible to 1,883,334 shares of IMS stock at $.30 per share, and 1,024,194 shares of IMS stock at $.62 per share, at the option of the holder. The value of the convertible feature on the notes was calculated to be $39,833 and treated as a discount which is being amortized over the life of the note. As of December 31, 2006 the discounted balance of the notes is $1,175,197.

       In 2006 IMS issued an unsecured note payable to a private investor in the amount of $1,465,000 with a maturity date of December 2009, monthly payments of $45,000, and interest at 10%. As of December 31, 2006 the balance of the note is $1,365,803.

       A summary of the Company's notes payable is as follows:

                                    Balance as of      Current      Long-term
                                  December 31, 2006    Portion       Portion
                                  --------------------------------------------
       Private investors           $ 3,615,803      $ 1,472,433   $ 2,143,370
       Individual                      165,015          107,939        57,076
       Individual                       84,328           24,507        59,821
       Individual                       47,151           30,843        16,308
       Individuals                       9,888            9,888           -
                                   -------------------------------------------
                                     3,922,185        1,645,610     2,276,575
       Discounts                       (41,820)         (17,017)      (24,803)
                                   -------------------------------------------
                                   $ 3,880,365      $ 1,623,593   $ 2,251,172

       The aggregate amount of maturities of long-term debt for each of the next four years is as follows:

                                                    2007          $ 1,645,610
                                                    2008            1,766,460
                                                    2009              505,162
                                                    2010                4,953
                                                                  ------------
                                                                  $ 3,922,185
                                                                  ============

       Interest expense for the years ended December 31, 2006 and 2005 was $358,5836 and $239,226, respectively.

NOTE 7 - NOTES PAYABLE, RELATED PARTY

       From time to time officers and stockholders of the Company have loaned funds to IMS. Aggregate monthly payments are $7,000 including interest at 10% in 2006 and 12% in 2005.

                                                     2006              2005
                                                 -----------       -----------
          Balance January 1                      $  291,677        $  289,864
          New loans during the year                  20,000            82,968
          Repayments during the year               (201,653)          (81,155)
                                                 -----------       -----------
          Balance December 31                    $  110,024        $  291,677
                                                 ===========       ===========

       The balance of $110,024 as of December 31, 2006 is due and payable in 2007.


NOTE 8 - DEFERRED COMPENSATION

       As part of the acquisition of Tradecard, Inc., the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after her retirement.

       The present value, using an after-tax interest factor of 7% of future payments required under the agreement, is being charged to operations over the period of active employment until the employee reaches her retirement date in approximately six years.

       Assets intended to fund this liability include an investment in marketable securities (Note 3) with a balance of $105,331 and $84,206 as of December 31, 2006 and 2005, respectively, and a life insurance policy with a $300,000 death benefit and a cash surrender value as of December 31, 2006 and 2005, of $33,058 and $27,709, respectively. All incidents of ownership accrue to the Company, which is the designated beneficiary. There are no loans outstanding on the insurance policy, but the cash surrender value has been pledged by the Company to secure the liability for deferred compensation.

NOTE 9 - INCOME TAXES

       Income tax expense consists of the following components:

                                                      Year Ended December 31
                                                     -------------------------
                                                          2006         2005
                                                     ------------  -----------
         Currently payable - state                    $    8,500    $  10,000
         Currently payable - Federal                         -            -
         Deferred - state                                 21,000      (19,000)
         Deferred - federal                               31,061      (37,755)
                                                      -----------   ----------
           Total                                      $   60,561    $ (46,755)
                                                      ===========   ==========

       The following table presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company's normal tax rate to income before taxes for the periods ended December 31:

                                                      Year Ended December 31
                                                     -------------------------
                                                          2006         2005
                                                     ------------   ----------
       	 Federal income tax expense                   $ (122,800)   $ (91,000)
         State income tax                                 29,500        5,000
         Tax effects of
           Nondeductible impairment loss                  82,800          -
           Disallowed meals                                9,370        3,150
           Disallowed charitable
             contributions                                 2,400        1,500
           Proceeds from liquidation of
             insurance policy                             48,600          -
           Depreciations and amortization
             variances due to tax basis
             and useful life differences                 168,300      87,670
           Consolidation of National
             Trade Association (January 1
             through September 30, 2006)                 (68,000)         -
           Net operating loss carryover                  (89,609)     (53,075)
                                                      -----------   ----------
                                                      $   60,561   $ (46,755)
                                                      ===========   ==========

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

                                                          2006         2005
                                                     ------------   ----------
       	 Deferred income tax liabilities:
           Difference in tax basis of
            membership lists and
            goodwill                                  $2,065,000    $ 554,000
                                                      -----------   ----------
         Deferred income taxes                        $2,065,000    $ 554,000
                                                      ===========   ==========

NOTE 10 - STOCKHOLDER EQUITY


       310,000 shares of Common Stock and 212,000 shares of Treasury Stock were issued to investor relation firms in 2005. In addition
       40,000 shares of Common Stock were issued to the outside members of the Board of Directors. Total combined fair value was $196,417.

       971,878 shares of IMS Treasury Stock were purchased by the Company in 2005 for $380,296.

       1,830,000 shares of Common Stock and 1,380,000 shares of Treasury Stock were issued as part of purchase of four trade exchanges in 2005. The fair value was $1,488,000.

       In 2005 the stock guarantees issued by IMS for prior trade exchange acquisitions was reclassified and current and long term liabilities. The reduction in Paid in capital was $1,981,750.

       In 2005 we recognized a beneficial conversion on the convertible notes payable in the amount of $84,834.

       In 2005 62,000 shares of Common Stock was issued for the purchase of fixed assets. The fair value was $29,091.

       Cash received in 2005 on the subscription receivable in 2006 was $15,378.

       On February 21, 2006 the Company completed a private placement of 236,635 shares of common stock, par value $0.001 per share, with a private investor Gross proceeds were $50,000. On April 11, 2006 the Company completed a private placement of 2,700,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $1,000,000. After legal fees of $15,000 the net proceeds were $985,000. On May 11, 2006 the Company completed a private placement of 7,000,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $3,000,000. After legal fees of $12,000 the net proceeds were $2,988,000. On May 25, 2006 the Company completed a private placement of 100,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $45,000. These transactions totaled 10,036,365 shares and netted $4,068.000.

       960,750 shares of IMS Treasury Stock were purchased by the Company in 2006 for $462,700.

       15,000 shares of Common Stock and 30,000 shares of Treasury Stock were issued to investor relation firms in 2006. 50,000 shares of Treasury Stock were issued to the outside members of the Board of Directors. Total fair value was $32,050.

       16,667 shares of Treasury Stock of IMS were issued as part of the purchase option for New York Commerce Exchange. 330,000 shares of Treasury Stock were issued as part of the purchase of three trade exchanges. 346,667 shares were issued in total, with a fair value of $180,500.

       On July 19, 2006 a private investor exercised 200,000 warrants for IMS common stock. IMS received cash in the amount of $50,000 ($.25 per share).

       On December 22, 2006, 416,000 options were exercised for IMS common stock, par value $0.001 per share. IMS received cash in the amount of $208,000 ($.50 per share).

       In 2006 67,555 shares of treasury stock and 310,846 shares of common stock were issued pursuant to the terms of the note payable issued in conjunction with the acquisition of Barter Network, Inc. The note payable was reduced by $145,329, relieving IMS of the liability.

       The Company recognized $2,043 of expense related to a deferred consulting agreement entered into in 2005.

       In 2006 we recognized a beneficial conversion on the convertible notes payable in the amount of $39,833.

       On April 5, 2006, 80,000 shares of common stock, par value $0.0001 per share, were returned by a private party, and were cancelled and retired.

       Cash received on the subscription receivable in 2006 was $26,605.

       The stock guarantee liability was reduced by $1,981, 750 during 2006 pursuant to the terms of seven asset purchase agreements, payments made to redeem shares, and releases from certain owners of guaranteed stock. The liability increased by $155,000 for two acquisitions in April of 2006. The net reduction was $1,826,750.

       Effective January 1, 2006 The Company adopted SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion
       No. 25 "Accounting for Stock Issued to Employees' (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

       Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased pr cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero; expected volatility of 127%, risk-free interest rate of 2.18%; expected life of 3 years.

       A summary of the status of Company's fixed stock option plan as of December 31, 2006 and 2005, and the changes during the years then ended is presented below:


                                       December 31, 2006             December 31, 2005
                                 ---------------------------      ----------------------------
                                             Weighted Average                 Weighted Average
Fixed Options                      Shares     Exercise Price      Shares        Exercise Price
------------------------------  ----------  -----------------    ----------  -----------------
Outstanding at
   beginning of period          3,282,000   $           0.39     4,490,000   $           0.40
Granted	                              -     $            -          20,000   $           0.30
Purchased                        (416,000)  $           0.50           -                  -
Forfeited                             -     $            -         (40,000)  $           0.20
Expired	                       (1,816,000)  $           0.50    (1,188,000)  $           0.25
                               -----------                      -----------
Outstanding at end of period    1,050,000   $           0.39     3,282,000   $           0.39
                               ===========                      ===========

Options exercisable at
   period end                   1,050,000
                               ===========

Weighted average fair value
  of options granted to
  employees during the year    $     0.16
                               ===========

       As of December 31, 2006 there were 1,050,000 options outstanding and exercisable, with a weighted average remaining contractual life of
       1.85 years, and a weighted average exercise price of $0.16.

       The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the years ended December 31, 2006 and 2005.

                                                     2006              2005
                                                 -----------       -----------
          Net loss as reported                   $ (421,652)       $ (221,639)
          Fair value of stock options                   -             (35,972)
                                                 -----------       -----------
          Pro Forma                              $ (421,652)       $ (257,611)
                                                 ===========       ===========
          Basic earnings per common share
          As reported                            $     (.01)       $   ( 0.01)
          Pro Forma                              $     (.01)       $    (0.01)
          Weighted average fair value per
           option granted during the period      $      -          $      .39
          Assumptions:
           Average risk free interest rate                              2.18%
           Average volatility factor                                  127.00%
           Expected dividend yield                                 $      -
           Expected life (in years)                                        3


NOTE 11 - RELATED PARTY TRANSACTIONS

       The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The original lease commenced October 1, 2002 and extends through September 30, 2008. Lease payments are $7,500 monthly plus certain operating costs, including sales and use taxes, insurance, utilities, maintenance, and non-structural repairs. Total payments in 2006 were $76,500.

       From time to time officers and stockholders of the Company have loaned funds to IMS. Aggregate monthly payments are $7,000 including interest at 10% in 2006 and 12% in 2005.


                                                     2006              2005
                                                 -----------       -----------
          Balance January 1                      $  291,677        $  289,864
          New loans during the year                  20,000            82,968
          Repayments during the year               (201,653)          (81,155)
                                                 -----------       -----------
          Balance December 31                    $  110,024        $  291,677
                                                 ===========       ===========

       The balance of $110,024 as of December 31, 2006 is due and payable in 2007.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

      The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2010. Total rent expense for all operating leases for 2006 and 2005 is summarized as follows:

                                                     2006              2005
                                                 -----------       -----------
         Related party lease                     $   76,500        $   72,000
         Office leases                              380,345           232,992
         Vehicle leases                              17,380            22,496
                                                 -----------       -----------
                                                 $  474,225        $  327,488
                                                 ===========       ===========

      Minimum future lease commitments as of December 31, 2006, are summarized as follows:

                                                         Office
             Year ending December 31                   Facilities    Vehicles
          ----------------------------                 ----------   ----------
                     2007                             $  613,483    $  15,269
                     2008                                433,177       11,047
                     2009                                319,981          -
                     2010                            	 301,941          -
                                                      -----------   ----------
                                                      $1,668,582    $  26,316
                                                      ===========   ==========


      EMPLOYMENT AGREEMENTS

      The Company has employment agreements with key employees, including the chief executive officer, the chief financial officer, and the senior vice presidents, pursuant to which these employees will receive base salaries in 2007 of $200,000, $165,000, $150,000 and $142,000, plus commissions and bonuses at the discretion of the chief executive officer. Each contract is for a term of three years, and will be automatically extended for additional one-year periods thereafter, unless terminated by the Company or the employee.

      The agreements also provide for the issuance of stock options at the chief executive officer's discretion. All agreements contain a change of control provision. In the event of a merger, acquisition of the Company or sale of substantially all of its assets, the chief executive officer's contract provides for compensation equal to two years' salary plus a lump sum payment of $300,000. The chief financial officer and senior vice presidents will receive compensation equal to one year's salary plus a lump sum payment of $150,000.


NOTE 13 - SUBSEQUENT EVENTS

      On January 31, 2007 the Company signed an agreement and plan of merger for the acquisition of all outstanding shares of Alliance Barter, Inc., a New York corporation with offices in Rochester, NY and Toronto, Canada, for $2,500,000. Terms are 3,333,333 shares of IMS stock guaranteed by IMS to a value of $2,500,000, or $.75 per share.

      In March 2007 an investment company exercised warrants, and the Company received $412,500 in exchange for 750,000 shares of common stock at $.55 per share.

      In March 2007 two private investors holding convertible notes totaling $500,000 have converted their notes into common stock. They will receive a total of 1,666,667 shares of common stock at $.30 per share.