Form 10QSB
period 2007-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2007-05-21
CIK 1097430

<SEQUENCE>1
<FILENAME>ims003310710qsb6.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                    to
                               ------------------    ----------------
Commission File number    000-30853
                       --------------

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             (Exact name of registrant as specified in its charter)

               Wisconsin                                     39-1924096
     --------------------------------              ---------------------------
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

Common Stock, $.0001 Par Value -- 59,040,436 shares as of May 18, 2007.

Transitional Small Business Disclosure Format  Yes  X   No
                                                   ---     ---
Indicate by check mark whether the registrant is a shell company as defined
in rule 12b-2 of the exchange act.  Yes     No  X
                                       ---     ---

INDEX                                                                      PAGE NO.
                                                                           --------
INTERNATIONAL MONETARY SYSTEMS, LTD.

Part I.  Financial Information

         Item 1.  Financial Statements (March 31, 2007 - Unaudited)

                  Condensed consolidated balance sheets - March 31, 2007          2
                    and December 31, 2006

                  Condensed consolidated statements of operations - Three
                    months ended March 31, 2007 and 2006                          4

                  Condensed consolidated statements of cash flows - Three
                    months ended March 31, 2007 and 2006                          5

                  Condensed consolidated statement of changes in stockholders
                    equity - Three months ended March 31, 2007                    7

                  Notes to condensed consolidated financial statements -
                    March 31, 2007                                                8

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                    15

        Item 3.  Controls and Procedures                                         20


Part II.  Other Information                                                      21

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,         December 31,
                                                     2007                2006
                                                  (UNAUDITED)
                                              ----------------     ----------------
             ASSETS
Current assets
    Cash                                       $   1,841,866        $     930,962
    Restricted cash                                  120,137                  -
    Marketable securities                            107,581              105,330
    Accounts receivable, net                       1,474,376            1,644,299
    Prepaid expenses                                 107,270              227,835
    Inventory                                         33,839               33,839
                                               --------------       --------------
          Total current assets                     3,685,069            2,942,265
                                               --------------       --------------
          Net furniture and equipment                790,294              647,884
                                               --------------       --------------
Other assets

    Membership lists, net                         10,153,112            8,505,059
    Goodwill                                       3,435,478            2,785,478
    Covenant not to compete, net                      37,208               44,650
    Purchase option                                  112,500              112,500
    Assets held for investment                        99,298               99,298
    Investment in real estate                         33,695               33,695
    Cash surrender value                              34,459               33,058
                                               --------------       --------------
          Total other assets                      13,905,750           11,613,738
                                               --------------       --------------
          Total assets                         $  18,381,113        $  15,203,887
                                               ==============       ==============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,         December 31,
                                                     2007                2006
                                                  (UNAUDITED)
                                             ----------------     ----------------
             LIABILITIES
Current liabilities
    Accounts payable and accrued expenses      $     714,790        $     776,842
    Trade payable                                    333,408              316,299
    Current portion of notes payable               1,188,783            1,645,610
    Current portion of notes payable,
      related party                                   76,194              110,024
    Current portion of common stock
      subject to guarantee                           235,000              155,000
                                               --------------       --------------
          Total current liabilities                2,548,175            3,003,775
                                               --------------       --------------
Long-term liabilities
    Notes payable net, less current portion        2,056,461            2,334,755
    Common stock subject to guarantee,
      less current portion                         2,420,000                  -
    Deferred compensation                            124,750              121,000
    Deferred income taxes                          2,598,750            2,065,000
                                               --------------       --------------
          Total long-term liabilities              7,199,961            4,420,755
                                               --------------       --------------
          Total liabilities                        9,748,136            7,424,530
                                               --------------       --------------
             STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
   20,000,000 authorized, 0 outstanding                  -                    -
Common stock, $.0001 par value 280,000,000
  authorized, 58,373,769 and 52,623,769
  issued and outstanding March 31, 2007
  and December 31, 2006 respectively                   5,838                5,263
Paid in capital                                   10,203,913            9,291,988
Treasury stock, 1,566,542 and 1,566,542
   shares outstanding, respectively                 (626,241)            (626,241)
Subscription receivable                              (37,625)             (42,017)
Accumulated deficit                                 (912,908)            (849,636)
                                               --------------       --------------
          Total stockholder equity                 8,632,977            7,779,357
                                               --------------       --------------
          Total liabilities and
            stockholder equity                 $  18,381,113        $  15,203,887
                                               ==============       ==============

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                       --------------------------
                                                            2007          2006
                                                        ------------  ------------

Gross revenue                                           $ 3,301,009   $ 1,742,338
                                                        ------------  ------------
Expenses

   Payroll, related taxes
     and employee benefits                                2,106,498     1,059,510
   General and administrative                               430,128       247,007
   Occupancy                                                299,599       154,200
   Selling                                                  156,671        53,917
   Depreciation                                              49,979        35,156
   Amortization                                             286,730       133,138
   Provision for bad debt                                    20,061        30,675
                                                        ------------  ------------
      Total expenses                                      3,349,666     1,713,603
                                                        ------------  ------------
      Net income from operations                            (48,657)       28,735
                                                        ------------  ------------
   Other income (expense)
      Interest income                                         3,225         1,648
      Interest expense                                     (111,090)      (74,499)
                                                        ------------  ------------
      Total other income (expense)                         (107,865)      (72,851)
                                                        ------------  ------------
      Loss before income taxes                             (156,522)      (44,116)
      Income tax expense (benefit)                          (93,250)      (22,000)
                                                        ------------  ------------
      Net income (loss)                                 $   (63,272)  $   (22,116)
                                                        ============  ============
      Net income (loss) per
       common share - basic                             $        -    $        -
                    - dilutive                          $        -    $        -
 Weighted average common
  shares outstanding - basic                             53,953,523    40,281,376
                     - dilutive                          53,953,523    40,281,376

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                 ---------------------------------
                                                    March 31,          March 31,
                                                      2007               2006
                                                 --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                    $    (63,272)      $    (22,116)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                  336,708            168,294
        Provision for bad debts                         20,061             30,675
        Stock issued in exchange for services              -               10,050
        Accretion of discount on notes payable          16,149                -
        Deferred compensation                            3,750              5,793
      Changes in assets and liabilities
          Accounts receivable                          266,834            126,845
          Earned trade account                        (112,891)          (103,390)
          Prepaid expense                              120,564             14,390
          Deferred income taxes                            -              (22,000)
          Accounts payable                             (53,101)            40,946
          Accrued compensation & payroll taxes          10,770             21,234
          Accrued sales tax                            (39,798)           (30,215)
          Accrued income taxes                          20,077             (4,950)
          Deferred income taxes                       (116,250)               -
                                                  -------------       ------------
        Net cash provided by
           operating activities                        409,601            235,556
                                                  -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in restricted cash            (120,137)           302,258
    Capital expenditures                              (105,154)           (13,133)
    (Increase) decrease in marketable securities        (2,250)            (2,251)
    Cash payments on business acquisitions             498,453            (65,000)
    Increase in cash surrender value                    (1,400)            (1,399)
                                                  -------------       ------------
        Net cash provided by
           investing activities                        269,512            220,475
                                                  -------------       ------------

                      INTERNATIONAL MONETARY SYSTEMS, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 continued

                                                          Three Months Ended
                                                 ---------------------------------
                                                    March 31,          March 31,
                                                      2007                2006
                                                 --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related parties                         29,243
    Payments on notes payable to related parties       (33,830)           (12,500)
    Proceeds from notes payable                            -              101,594
    Payments on notes payable                         (151,271)          (157,040)
    Purchase of treasury stock                             -             (382,200)
    Proceeds from subscription receivable                4,392              3,991
    Proceeds (costs) related to issuance of stock      412,500             56,500
                                                  -------------       ------------
        Net cash provided by (used in)
           financing activities                        231,791           (360,412)
                                                  -------------       ------------
        Net increase in cash                           910,904             95,619

Cash at beginning of period                            930,962             80,496
                                                  -------------       ------------
Cash at end of period                             $  1,841,866        $   176,115
                                                  =============       ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for interest                        $    112,585        $    49,134
    Cash paid for income taxes                    $      2,923        $       -

SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Business acquisitions
        Fair value of assets acquired             $  3,280,000        $   100,000
        Less:  Liabilities assumed                    (130,000)               -
               Stock issued                         (2,500,000)           (35,000)
               Deferred tax liability                 (650,000)               -
                                                  -------------       ------------
        Net cash paid for acquisitions            $        -          $    65,000
                                                  =============       ============

   Release of stock guarantees                    $        -          $ 1,454,250
                                                  =============       ============

   Payment of long term debt with stock           $    500,000        $    33,775
                                                  =============       ============

   Stock guarantees on acquisitions               $  2,500,000        $    35,000
                                                  =============       ============

See accompanying notes to condensed consolidated financial statements.

                                     INTERNATIONAL MONETARY SYSTEMS, LTD.
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              -------------------------------------------------------------------------------
                  Preferred Stock     Common Stock                                               Treasury Stock
                 ---------------------------------                                         -----------------------     Total
                           Par                Par    Paid in     Sub.     Def.     Accum.                    Par     Stockholder
                 Shares   Value    Shares    Value   Capital     Rec.     Comp.   (Deficit)     Shares      Value      Equity
                 ------   -----  ----------  ------ ----------- -------- ------  ----------- -----------  ---------- -----------

Balances at
 December 31,
 2006               -       -    52,623,769  $5,263 $9,291,988  $(42,017) $  -   $  (849,636) (1,566,542) $(626,241)  $7,779,357

Net (loss) 3
 months ending
 March 31, 2007     -       -           -       -          -         -       -       (63,272)       -         -         (63,272)

Shares issued in
 conjunction with
 the acquisition
 of businesses      -       -     3,333,333     333   2,499,667      -       -          -            -           -     2,500,000

Reclassification
 of shares issued
 at guaranteed
 prices to
 liabilities        -       -           -       -    (2,500,000)     -       -          -            -           -    (2,500,000)

Notes Payable
 converted to
 common stock       -       -     1,666,667     167     499,833      -       -          -            -           -       500,000

Warrants
 redeemed           -       -       750,000      75     412,425      -       -          -            -           -       412,500

Subscription
 receivable         -       -           -       -          -       4,392     -          -            -           -         4,392
                 ----------------------------------------------------------------------------------------------------------------
Balance,
 March 31,
 2007               -       -    58,373,769  $5,838 $10,203,913 $(37,625) $  -     $(912,908) (1,566,542) $(626,241)  $8,632,977
                 ================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB/A for the year ended December 31, 2006 and filed on April 3, 2007.

Principles of Consolidation

The consolidated financial statements for 2007 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd. and National Trade Association, Inc. The consolidated financial statements for 2006 include the accounts of the Company and its wholly owned subsidiary Continental Trade Exchange, Ltd. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 1,050,000 and 1,050,000 stock options as of March
31, 2007 and 2006 respectively, is not included in the diluted loss per share as the effect is anti-dilutive.

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


Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements
No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No.
108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.


Note 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2007, the Company has cash in excess of FDIC insurance of approximately $1,200,000.

Note 3 - EARNED TRADE ACCOUNT

As part of the operations of the subsidiaries, trade dollars are earned which can be and are used to purchase goods and services. This account is increased principally for service, membership and transaction fees, and is decreased by the company's purchase of goods and services for trade dollars. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount or if it is probable that the company will not use all of its trade dollars. As a result of the acquisition of National Trade Association and Alliance Barter, the trade account is currently a liability.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


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

NOTE 6 - BUSINESS ACQUISITIONS

On January 31, 2007, IMS entered into an Agreement of Merger for the acquisition of all outstanding shares of Alliance Barter, Inc. a New York Corporation. The terms were 3,333,333 shares of IMS stock guaranteed by IMS to a value of $2,500,000 ($.75 per share). The following table provides the preliminary allocation of the purchase price based on information available on the merger date.

            Purchase price                           $2,500,000
                                                     ==========

            Cash                                     $  493,233
            Accounts receivable (net)                $   99,767
            Furniture and fixtures                       70,000
            Other Assets (Canadian Office)               50,000
            Trade Account                              (130,000)
            Membership list                           1,917,000
                                                     ----------
                   Net assets acquired               $2,500,000
                                                     ==========

The above information is subject to change once the final accounting is completed for the former corporation for the period ended January 31, 2007.


The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2007:

                   Gross revenue               $ 3,555,009
                   Total expenses               (3,727,530)
                                               ------------
                   Net income before taxes     $  (172,521)
                                               ============
                   Earnings per share          $       -
                                               ============

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTE 7 - STOCK OPTIONS

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

A summary of the status of Company's fixed stock option plan as of March 31, 2007 and the changes during the quarter then ended is presented below:

                                      March 31, 2007
                                 ---------------------------
                                            Weighted Average
Fixed Options                      Shares     Exercise Price
------------------------------  ----------  -----------------
Outstanding at
   beginning of period          1,050,000   $           0.16
Granted	                                0   $             -
Forfeited                               0   $             -
Expired	                                0   $             -
                               -----------  -----------------
Outstanding at end of period    1,050,000   $           0.16

                               ===========  =================

Options exercisable at
   period end                   1,050.000
                               ===========

Weighted average fair value
  of options granted to
  employees during the year    $       -
                               ===========

As of March 31, 2007 there were 1,050,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.6 years, and a weighted average exercise price of $0.16.

All options had vested prior to January 1, 2006.

B). STOCK ISSUANCES

On February 15, 2007 two private investors converted convertible notes payable of $500,000 into 1,666,6667 shares of IMS common stock. The shares were converted at $.30 per share. There was no gain or loss recorded on the conversion.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


On March 20, 2007 a private investor exercised 750,000 warrants for common stock of IMS. IMS received cash in the amount of $412,500 ($.55 per share) for the shares.


NOTE 8 - INCOME TAXES

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


NOTE 9 - SUBSEQUENT EVENTS

In May 2007, a private investor holding a convertible note totaling $200,000 has converted his note into 666,667 shares of IMS common stock. The shares were converted at $.30 per share. There was no gain on loss recorded on the conversion.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The trade exchange acquisitions announced in the fourth quarter of 2006 have had a significant, positive impact on International Monetary Systems' gross revenue in the first quarter of 2007, producing an increase of more than 89%. We continued to expand our sales staff, which enrolled more than 750 new clients in the quarter. Though this is a somewhat costly endeavor, management believes that the new clients will provide strong organic growth in the future. The Company also made substantial investments in infrastructure - relocating several offices to larger facilities, purchasing a sizable quantity of new computers and other state-of-the-art equipment, and hiring more sales and broker trainers.

During the quarter ended March 31, 2007, International Monetary Systems processed more than $26.8 million in trade transactions, an increase of 121% over the $12.1 million processed in the 1st quarter of 2006. This generated gross revenue of $3,301,009 for the period, compared to $1,742,338 in the prior year, an increase of 89%.

Total expenses increased from $1,713,608 in the first quarter of 2006 to $3,349,666 for the period ended March 31, 2007, This increase of 95% occurred primarily because of additional overhead costs from the acquisitions of National Trade Association and Alliance Barter, as well as the expansion of our outside sales force and the infrastructure expenses described above.

The income tax benefit consists of:

                                    Three Months     Three Months
                                        Ended            Ended
                                   March 31, 2007   March 31, 2006
                                   --------------   --------------
               Income tax expense      $  23,000       $       -
               Deferred tax benefit     (116,250)         (22,000)
                                   --------------   --------------
                                       $ (93,250)      $  (22,000)
                                   ==============   ==============

The deferred tax benefit represents the adjustment to the deferred tax liability which arises from the differences in basis of acquired membership lists for financial reporting versus tax reporting.

Though the Company sustained a net loss of $63,272 for the three months ended March 31, 2007, cash increased $930,962, of which $409,601 was provided by operations. This represents an increase of 74% over the net cash provided by operations of $235,556 in the first quarter of 2006.

Operating profit or EBITDA (earnings before interest, taxes, depreciation and amortization) totaled $291,277, an increase of 47% over the $198,677 reported for the first quarter of 2006. EBITDA is calculated as follows:

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


                                     Three Months     Three Months
                                        Ended            Ended
                                   March 31, 2007   March 31, 2006
                                   --------------   --------------
               Net (loss)            $ (63,272)       $ (22,116)
               Interest expense        111,090           74,499
               Income tax (benefit)    (93,250)         (22,000)
               Depreciation             49,979           35,156
               Amortization            286,730          133,138
                                   -------------    -------------
                                      $291,277         $198,677
                                   =============    =============


Liquidity and Sources of Capital

On March 31, 2007, current assets were $3,685,069, and total assets were $18,381,113. Current liabilities were $2,548,175, and total liabilities were $9,748,136, resulting in total shareholder equity of $8,632,977.

During the first quarter of 2007 the Company's cash balance grew to $1,841,866 from $930,962 on December 31, 2006, in part due to the acquisition of $498,453 from Alliance Barter. In 2007 the Company plans to use approximately $200,000 for software migration, enhancements and training.

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

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

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

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first quarter of 2007.


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


Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements
No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No.
108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.


Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.


ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


INTERNAL CONTROL OVER FINANCIAL REPORTING


Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.     Other Information

     Item    1.   Legal Proceedings - None

     Item    2.   Changes in Securities

                  On March 1, 2007 the Company issued 3,333,333 shares of commons stock, with a fair value of $2,500,000 for the acquisition of Alliance Barter, Inc.

                  On February 15, 2007 the company issued 1,666,667 shares of common stock for the conversion of $500,000 of convertible notes payable by two private investors.

                  On March 20, 2007 a private investor exercised 750,000 warrants for common stock of IMS. IMS received cash in the amount of $412,500 ($.55 per share) for the warrants.

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

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on March 23, 2007 reporting the exercise of 750,000 of warrants for common stock of IMS for $412,500.

                      INTERNATIONAL MONETARY SYSTEMS, LTD.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        International Monetary Systems, Ltd.
                                   ---------------------------------------------
                                                    (Registrant)
                                                     ----------
Date       May 18, 2007                /s/ Donald F. Mardak
          ----------------------   ---------------------------------------------
                                           Donald F. Mardak, President
                                           (Principal Executive Officer)

Date       May 18, 2007                /s/ Danny W Weibling
          ----------------------   ---------------------------------------------
                                           Danny W Weibling, CPA, Treasurer
                                           (Chief Financial Officer)