Form 10QSB
period 2007-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2007-08-15
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From _____________ to ____________
Commission File number    000-30853

INTERNATIONAL MONETARY SYSTEMS, LTD.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1924096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16901 West Glendale Drive
New Berlin, Wisconsin 53151
(Address of principal executive offices & Zip Code)

(262) 780-3640
(Registrant's telephone number, including area code)

Not Applicable
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
Yes _X_      No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.0001 Par Value - 59,090,436 shares as of August 10, 2007.

Transitional Small Business Disclosure Format  Yes _X_   No ___

Indicate by check mark whether the registrant is a shell company as defined in rule 12b-2 of the exchange act.  Yes ___  No _X_

INDEX

INTERNATIONAL MONETARY SYSTEMS, LTD.
PAGE NO.

Part I. Financial Information

Item 1. Financial Statements (June 30, 2007 - Unaudited)

Condensed consolidated balance sheets - June 30, 2007	2
and December 31, 2006

Condensed consolidated statements of operations - Three
months ended June 30, 2007 and 2006; Six months ended
June 30, 2007 and 2006	4

Condensed consolidated statements of cash flows - Six
months ended June 30, 2007 and 2006	5

Condensed consolidated statement of changes in stockholders
equity - Six months ended June 30, 2007	7

Notes to condensed consolidated financial statements -
June 30, 2007	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3. Controls and Procedures	19

Part II. Other Information	20

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures	21

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(UNAUDITED)	2006

ASSETS
Current assets
Cash	$1,419,409	$930,962
Restricted cash	240,784	-
Marketable securities	109,831	105,330
Accounts receivable, net	1,512,769	1,644,299
Prepaid expenses	136,310	227,835
Inventory	33,839	33,839

Total current assets	3,452,942	2,942,265

Net furniture and equipment	1,065,204	647,884

Other assets

Membership lists, net	9,852,368	8,505,059
Goodwill	3,435,478	2,785,478
Covenant not to compete, net	29,767	44,650
Purchase option	112,500	112,500
Assets held for investment	99,298	99,298
Investment in real estate	33,695	33,695
Cash surrender value	35,858	33,058

Total other assets	13,598,964	11,613,738

Total assets	$18,117,110	$15,203,887

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(UNAUDITED)	2006
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$758,454	$776,842
Trade payable	367,211	316,299
Current portion of notes payable	1,528,513	1,645,610
Current portion of notes payable,
related party	41,511	110,024
Current portion of common stock
subject to guarantee	355,000	155,000

Total current liabilities	3,050,689	3,003,775

Long-term liabilities
Notes payable net, less current portion	1,382,945	2,334,755
Common stock subject to guarantee,
less current portion	2,300,000	-
Deferred compensation	128,500	121,000
Deferred income taxes	2,480,000	2,065,000

Total long-term liabilities	6,291,445	4,420,755

Total liabilities	9,212,134	7,424,530

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized, 59,040,436 and 52,623,769
issued and outstanding June 30, 2007
and December 31, 2006 respectively	5,904	5,263
Paid in capital	10,403,847	9,291,988
Treasury stock, 1,566,542 and 1,566,542
shares outstanding, respectively	(626,241)	(626,241)
Subscription receivable	(38,193)	(42,017)
Accumulated other comprehensive gain	6,657	-
Accumulated deficit	(976,998)	(849,636)

Total stockholder equity	8,774,976	7,779,357

Total liabilities and
stockholder equity	$18,117,110	$15,203,887

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Gross revenue	$3,420,662	$1,810,654	$6,721,671	$3,552,990

Expenses

Payroll, related taxes
and employee benefits	2,242,231	1,048,485	4,348,729	2,107,995
General and administrative	410,727	219,513	840,855	466,520
Occupancy	291,818	167,345	591,417	321,545
Selling	185,110	67,278	341,781	121,195
Depreciation	61,941	38,589	111,920	73,745
Amortization	308,186	148,967	594,916	282,105
Provision for bad debt	7,508	31,869	27,569	62,544

Total expenses	3,507,521	1,722,046	6,857,187	3,435,649

Net income(loss)from operations	(86,859)	88,608	(135,516)	117,341

Other income (expense)
Interest income	23,218	23,671	26,443	25,322
Interest expense	(87,276)	(90,761)	(198,366)	(165,260)

Total other income (expense)	(64,058)	(67,090)	(171,923)	(139,938)

Income (loss) before
income taxes	(150,917)	21,518	(307,439)	(22,597)
Income tax expense (benefit)	(86,827)	68,000	(180,077)	46,000

Net income (loss)	$(64,090)	$(46,482)	$(127,362)	$(68,597)

Net income (loss) per
common share - basic	$(.00)	$(.00)	$(.00)	$(.00)
- dilutive	$(.00)	$(.00)	$(.00)	$(.00)
Weighted average common
shares outstanding - basic	57,151,250	46,107,575	55,561.371	43,737,419
- dilutive	57,151,250	46,107,575	55,561,371	43,737,419

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,362)	$(68,597)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	706,836	355,849
Provision for bad debts	27,569	62,544
Stock issued in exchange for services	-	10,050
Accretion of discount on notes payable	27,057	24,610
Deferred compensation	7,500	7,500
Disposal of fixed assets	-	4,901
Amortization of deferred compensation	-	2,043
Changes in assets and liabilities
Accounts receivable	220,933	36,580
Earned trade account	(79,088)	(93,500)
Prepaid expense	91,525	15,970
Accounts payable	(32,119)	(13,354)
Accrued compensation & payroll taxes	(7,964)	(78,670)
Accrued sales tax	(30,305)	(27,451)
Accrued income taxes	52,000	(4,950)
Deferred income taxes (net of acquisition)	(235,000)	46,000

Net cash provided by
operating activities	621,582	279,525

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(240,784)	261,770
Capital expenditures	(442,006)	(37,167)
Increase in marketable securities	(4,501)	(4,500)
Cash received in business acquisitions	498,452	-
Cash payments on business acquisitions	-	(740,000)
Trade payments on business acquisitions	-	(15,000)
Increase in cash surrender value	(2,800)	(2,800)

Net cash used in
investing activities	(191,639)	(537,697)

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	20,000
Payments on notes payable to related parties	(68,513)	(29,020)
Proceeds from notes payable	-	525,167
Payments on notes payable	(295,964)	(843,866)
Purchase of treasury stock	-	(462,700)
Beneficial conversion; notes payable	39,833	-
Proceeds from subscription receivable	3,825	13,066
Proceeds related to issuance of stock	372,666	4,107,833

Net cash provided by financing activities	51,847	3,330,480

Foreign currency translation adjustment	6,657	-

Net increase in cash	488,447	3,072,308

Cash at beginning of period	930,962	80,496

Cash at end of period	$1,419,409	$3,152,804

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$192,207	$165,260
Cash paid for income taxes	$2,923	$3,840

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Business acquisitions
Fair value of assets acquired	$3,280,000	$923,000
Less: Liabilities assumed	(130,000)	-
Barter paid	-	(15,000)
Stock issued	(2,500,000)	(168,000)
Deferred tax liability	(650,000)	-

Net cash paid for acquisitions	$-	$740,000

Release of stock guarantees	$-	$761,750

Stock guarantees on acquisitions	$2,500,000	$-

Payment of long term debt with stock	$700,000	$13,510

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2007

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Sub.	Other	Accum.		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Rec.	Income	Deficit	Shares	Value	Equity
Balances at
December 31,
2006	-	-	52,623,769	$5,263	$9,291,988	$(42,017)	$-	$(849,636)	(1,566,542)	$(626,241)	$7,779,357

Other
comprehensive
income	-	-	-	-	-	-	6,657	-	-	-	6,657

Net (loss) six
months ending
June 30, 2007	-	-	-	-	-	-	-	(127,362)	-	-	(127,362)

Net comprehensive
(loss)	-	-	-	-	-	-	-	-	-	-	(120,705)

Shares issued in
conjunction with
the acquisition
of businesses	-	-	3,333,333	333	2,499,667	-	-	-	-	-	2,500,000

Reclassification
of shares issued
at guaranteed
prices to
liabilities	-	-	-	-	(2,500,000)	-	-	-	-	-	(2,500,000)

Notes Payable
converted to
common stock	-	-	2,333,334	233	669,766	-	-	-	-	-	700,000

Warrants
redeemed	-	-	750,000	75	412,425	-	-	-	-	-	412,500

Subscription
receivable	-	-	-	-	-	3,824	-	-	-	-	3,824

Balance,
June 30, 2007	-	-	59,040,436	$5,904	$10,403,847	$(38,193)	$6,657	$(976,998)	(1,566,542)	$(626,241)	$8,774,976

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB for the year ended December 31, 2006 and filed on April 3, 2007.

Principles of Consolidation

The consolidated financial statements for 2007 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc. and INLM Holdings, Inc. (from February 1, 2007). The consolidated financial statements for 2006 include the accounts of the Company and its wholly owned subsidiary Continental Trade Exchange, Ltd. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 3,800,000 and 4,550,000 stock options and warrants as of June 30, 2007 and 2006 respectively is not included in the diluted loss per share as the effect is anti-dilutive.

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

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2007 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Recent Accounting Pronouncements

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

Note 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2007, the Company has cash in excess of FDIC insurance of approximately $1,070,000.

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

NOTE 6 - BUSINESS ACQUISITIONS

On January 31, 2007, IMS entered into an Agreement of Merger for the acquisition of all outstanding shares of Alliance Barter, Inc. a New York Corporation. The new company that was merged and acquired by IMS is INLM Holdings, Inc. The terms were 3,333,333 shares of IMS stock guaranteed by IMS to a value of $2,500,000 ($.75 per share). The following table provides the preliminary allocation of the purchase price based on information available on the merger date.

Purchase price	$2,500,000

Cash	$498,452
Accounts receivable (net)	94,548
Furniture and fixtures	70,000
Other Assets (Canadian Office)	50,000
Trade Account	(130,000)
Membership list	1,917,000

Net assets acquired	$2,500,000

The above information is subject to change once the final accounting is completed for the former corporation for the period ended January 31, 2007.

INTERNATIONAL MONETARY SYSTEMS, LTD.

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2007:

Gross revenue	$6,858,671
Total expenses	(7,170,610)

Net income before taxes	$(311,939)

Earnings per share	$-

Weighted average shares outstanding	55,561,371

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

A summary of the status of Company's fixed stock option plan as of June 30, 2007 and the changes during the quarter then ended is presented below:

	June 30, 2007

		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	1,050,000	$0.16
Granted		-
Forfeited	-	-
Expired	-	-

Outstanding at end of period	1,050,000	$0.16

Options exercisable at
period end	1,050,000

Weighted average fair value
of options granted to
employees during the year	$-

INTERNATIONAL MONETARY SYSTEMS, LTD.

As of June 30, 2007 there were 1,050,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.35 years, and a weighted average exercise price of $0.16.

All options had vested prior to January 1, 2006.

B). STOCK ISSUANCES

On February 15, 2007 two private investors converted convertible notes payable of $500,000 into 1,666,667 shares of IMS common stock. The shares were converted at $.30 per share. There was no gain or loss recorded on the conversion.

On March 20, 2007 a private investor exercised 750,000 warrants for common stock of IMS. IMS received cash in the amount of $412,500 ($.55 per share) for the shares.

On May 15, 2007, a private investor converted a note payable of $200,000 into 666,667 shares of IMS common stock. The shares were converted at $.30 per share. There was no gain on loss recorded on the conversion.

C). STOCK WARRANTS

As of June 30, 2007 there were 2,750,000 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $.55 per share. The warrants are valid until May 31, 2011.

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

NOTE 9 – COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly subsidiary in located in Toronto, Canada.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Comprehensive income consisted of the following for the six months ended June 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net income (loss)	$(127,362)	$(68,597)
Foreign currency translation adjustment	6,657	-

Comprehensive income (loss)	$(120,705)	$(68,597)

NOTE 10 - SUBSEQUENT EVENTS

On July 31, 2007 IMS issued 50,000 shares of common stock to the outside members of the board of directors. Five members were issued 10,000 shares each as annual compensation.

On August 6, 2007 IMS acquired a copy of the source code for the software package known as TradeWorks. The source code is valued at $50,000. IMS issued 75,000 shares of common stock (from treasury stock) for the source code. TradeWorks software was developed by Danny W. Weibling, the CFO and Treasurer of IMS. IMS has initiated an agreement with Infinite Software, Inc. to convert TradeWorks into a new format.  The approximate cost for this conversion will be $200,000.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operations

In the second quarter of 2007, International Monetary Systems once again recorded substantial trade volume and revenue growth. During this period the Company converted $200,000 of its debt to equity and continued the commitment to its recently implemented “Best Practices” program. IMS also expanded its outside sales force in an effort to increase organic growth and spent substantial funds on new state-of-the art equipment, website development, and an expanded workforce. Though this investment in infrastructure affects the bottom line, IMS management believes it is in the Company's best interest to spend funds now that will produce significant future growth.

During the quarter ended June 30, 2007, the Company processed more than $27 million in trade transactions, which generated gross revenues of $3,420,662, compared to revenue of $1,810,654 in the second quarter of 2006, an increase of 89%. The higher revenue is a result of two acquisitions completed in September of 2006 and January of 2007, along with continuing internal growth.

Total expenses increased 104%, from $1,722,046 in the second quarter of 2006 to $3,507,521 in the current period. The increased expenses are attributable to the costs of integrating the acquisitions described above, higher non-cash charges for amortization of membership lists, and the hiring of additional salespeople. The expanded sales force produced more than 800 new clients during the quarter.

The income tax expense (benefit) consists of:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Income tax expense	$55,000	$-
Deferred tax benefit	(235,077)	(46,000)

	$(180,077)	$(46,000)

The deferred tax benefit represents the adjustment to the deferred tax liability which arises from the differences in basis of acquired membership lists for financial reporting versus tax reporting.

In spite of the record revenues, the Company had a net loss, before the income tax benefit, of $150,917 during the second quarter of 2007, compared to a net income, before taxes, of $21,518 in the same period of 2006.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Year-to-date gross revenue for the six-months ended June 30, 2007 totaled $6,721,671, compared to $3,552,990 for the same period in 2006, an increase of 89%. Total expenses for the six-months ending on June 30, 2007 were $6,857,187, compared to $3,435,649 for the corresponding period in 2006, an increase of 100%. Total year-to-date net loss, before the income tax benefit, for the first six months of 2007 was $307,439, compared to a loss, before taxes, of $22,597 for the six months ended June 30, 2006.

Operating profit or EBITDA (earnings before interest, taxes, depreciation and amortization) totaled $597,763, an increase of 20% over the $498,513 reported for the same period last year. EBITDA is calculated as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net income (loss)	$(127,362)	$(68,597)
Interest expense	198,366	165,260
Income tax (benefit)	(180,077)	46,000
Depreciation	111,920	73,745
Amortization	594,916	282,105

	$597,763	$498,513

For the six months ended June 30, 2007, the Company had positive cash flow provided by operating activities of $621,582, compared to just $279,525 for the same period of 2006, an increase of 122%.

As of June 30, 2007, International Monetary Systems' total assets have increased to $18,117,110 from $15,203,887 at the end of 2006, with stockholders' equity increasing to $8,774,976 from $7,779,357.

Liquidity and Sources of Capital

At the end of the second quarter of 2007, the Company's cash balance had increased to $1,419,409 from $930,962 at the end of 2006. As of June 30, 2007 the Company has a commitment of $100,000 for the final payment on the software migration agreement that is due to be completed in October 2007.

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

INTERNATIONAL MONETARY SYSTEMS, LTD.

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first six months of 2007.

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

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.                                Other Information

Item    1.                                Legal Proceedings – No

Item    2.                                Changes in Securities

On May 15, 2007 the company issued 666,667 shares of common
stock for the conversion of $200,000 of a convertible
note payable by a private investor

Item    3.                                Defaults upon Senior Securities - None

Item    4.                                Submission of Matters to a Vote of Security Holders

The Security Holders voted at the annual meeting on June
12, 2007 to elect 3 board members and to ratify Webb &
Company, PA as our auditors for the year ending December
31, 2007.

Item    5.                                Other Information – None

Item    6.                                Exhibits and Reports on Form 8-K

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

(b)  Reports on Form 8-K - None

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Principal Executive Officer)

August 13, 2007

/s/ Danny W Weibling
Danny W Weibling, CPA, Treasurer
(Chief Financial Officer)

August 13, 2007