Form 10QSB
period 2007-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2007-11-15
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

Common Stock, $.0001 Par Value - 60,440,436 shares as of November 13, 2007.

Transitional Small Business Disclosure Format  Yes _X_   No ___

Indicate by check mark whether the registrant is a shell company as defined in rule 12b-2 of the exchange act.  Yes ___  No _X_

INDEX

INTERNATIONAL MONETARY SYSTEMS, LTD.
PAGE NO.

Part I. Financial Information

Item 1. Financial Statements (September 30, 2007 - Unaudited)

Condensed consolidated balance sheets - September 30, 2007	2
and December 31, 2006

Condensed consolidated statements of operations - Three
months ended September 30, 2007 and 2006; Nine months
ended September 30, 2007 and 2006	4

Condensed consolidated statements of cash flows - Nine
months ended September 30, 2007 and 2006	5

Condensed consolidated statement of changes in stockholders
equity - Nine months ended September 30, 2007	7

Notes to condensed consolidated financial statements -
September 30, 2007	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 3. Controls and Procedures	21

Part II. Other Information	22

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures	24

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31,
	(UNAUDITED)	2006

ASSETS
Current assets
Cash	$1,144,827	$930,962
Restricted cash	361,886	-
Marketable securities	112,081	105,330
Accounts receivable, net	1,515,705	1,644,299
Prepaid expenses	101,450	227,835
Inventory	33,839	33,839

Total current assets	3,269,788	2,942,265

Net furniture and equipment	1,315,026	647,884

Other assets

Membership lists, net	10,305,247	8,505,059
Goodwill	3,435,478	2,785,478
Covenant not to compete, net	22,325	44,650
Purchase option	112,500	112,500
Assets held for investment	99,298	99,298
Investment in real estate	33,695	33,695
Cash surrender value	37,258	33,058

Total other assets	14,045,801	11,613,738

Total assets	$18,630,615	$15,203,887

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31,
	(UNAUDITED)	2006
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$995,865	$776,842
Trade payable	124,383	316,299
Current portion of notes payable	2,013,266	1,645,610
Current portion of notes payable,
related party	-	110,024
Current portion of common stock
subject to guarantee	622,664	155,000

Total current liabilities	3,756,178	3,003,775

Long-term liabilities
Notes payable net, less current portion	890,126	2,334,755
Common stock subject to guarantee,
less current portion	2,382,336	-
Deferred compensation	132,250	121,000
Deferred income taxes	2,424,375	2,065,000

Total long-term liabilities	5,829,087	4,420,755

Total liabilities	9,585,265	7,424,530

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized, 60,440,436 and 52,623,769
issued and outstanding September 30, 2007
and December 31, 2006 respectively	6,045	5,263
Paid in capital	10,738,706	9,291,988
Treasury stock, 1,290,742 and 1,566,542
shares outstanding, respectively	(567,241)	(626,241)
Subscription receivable	(33,718)	(42,017)
Accumulated other comprehensive gain	12,788	-
Accumulated deficit	(1,111,230)	(849,636)

Total stockholder equity	9,045,350	7,779,357

Total liabilities and
stockholder equity	$18,630,615	$15,203,887

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Gross revenue	$3,563,578	$1,687,573	$10,285,250	$5,240,400

Expenses

Payroll, related taxes
and employee benefits	2,341,223	1,081,819	6,689,952	3,189,814
General and administrative	486,060	232,456	1,326,915	701,276
Occupancy	297,958	166,813	889,375	488,358
Selling	167,858	84,566	509,639	205,761
Depreciation	68,308	38,264	180,228	112,008
Amortization	303,462	150,583	898,378	432,688
Provision for bad debt	51,271	48,765	78,839	111,310

Total expenses	3,716,140	1,803,266	10,573,326	5,241,215

Net loss from operations	(152,562)	(115,693)	(288,076)	(815)

Other income (expense)
Interest income	10,323	33,223	36,765	58,544
Interest expense	(73,060)	(72,728)	(271,426)	(239,098)

Total other income (expense)	(62,737)	(39,505)	(234,661)	(180,554)

Loss before income taxes	(215,299)	(155,198)	(522,737)	(181,369)
Income tax expense (benefit)	(81,067)	(35,000)	(261,143)	11,000

Net loss	$(134,232)	$(120,198)	$(261,594)	$(192,369)

Net loss per
common share - basic	$(.00)	$(.00)	$(.00)	$(.00)
- dilutive	$(.00)	$(.00)	$(.00)	$(.00)
Weighted average common
shares outstanding - basic	57,976,366	50,376,803	56,375,316	45,807,076
- dilutive	57,976,366	52,005,302	56,375,316	47,522,030

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(261,594)	$(192,369)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,078,606	544,697
Provision for bad debts	78,839	111,310
Stock issued in exchange for services	85,000	32,050
Accretion of discount on notes payable	32,077	41,894
Deferred compensation	11,250	11,250
Disposal of fixed assets	-	4,901
Amortization of deferred compensation	-	2,043
Changes in assets and liabilities
Accounts receivable	219,827	65,137
Earned trade account	(321,916)	(15,429)
Prepaid expense	126,385	(8,797)
Deferred income taxes		11,000
Accounts payable	44,114	(21,064)
Accrued compensation & payroll taxes	192,614	(73,818)
Accrued sales tax	(34,705)	(27,320)
Accrued income taxes	17,000	(9,622)
Deferred income taxes (net of acquisition)	(290,625)	-

Net cash provided by
operating activities	976,872	475,863

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(361,886)	363,400
Capital expenditures	(747,135)	(97,273)
Increase in marketable securities	(6,751)	(10,490)
Cash received in business acquisitions	498,452	-
Cash payments on business acquisitions	(10,000)	(5,440,000)
Trade payments on business acquisitions	-	(15,000)
Increase in cash surrender value	(4,200)	(4,200)

Net cash used in
investing activities	(631,520)	(5,203,563)

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	20,000
Payments on notes payable to related parties	(110,024)	(58,499)
Proceeds from notes payable	-	2,629,855
Payments on notes payable	(464,050)	(923,302)
Purchase of treasury stock	-	(412,700)
Proceeds from subscription receivable	8,299	22,279
Proceeds related to issuance of stock	421,500	4,107,833

Net cash provided by (used in)
financing activities	(144,275)	5,382,466

Foreign currency translation adjustment	12,788	-

Net increase in cash	213,865	654,766

Cash at beginning of period	930,962	80,496

Cash at end of period	$1,144,827	$735,262

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$261,463	$165,260
Cash paid for income taxes	$12,482	$3,840

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Business acquisitions
Fair value of assets acquired	$4,095,000	$7,739,191
Less: Liabilities assumed	(130,000)	(20,324)
Barter paid	-	(598,367)
Stock issued	(2,550,000)	(180,500)
Issuance of notes payable	(755,000)	-
Deferred tax liability	(650,000)	(1,500,000)

Net cash paid for acquisitions	$10,000	$5,440,000

Release of stock guarantees	$-	$1,454,250

Stock guarantees on acquisitions	$2,500,000	$-

Payment of long term debt with stock	$1,000,000	$33,775
 See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2007

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Sub.	Other	Accum.		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Rec.	Income	Deficit	Shares	Value	Equity

Balances at
December 31, 2006	-	-	52,623,769	$5,263	$9,291,988	$(42,017)	$-	$(849,636)	(1,566,542)	$(626,241)	$7,779,357

Other
comprehensive
income	-	-	-	-	-	-	12,788	-	-	-	12,788

Net (loss) nine
months ended
Sept. 30, 2007	-	-	-	-	-	-	-	(261,594)	-	-	(261,594)

Net comprehensive
(loss)	-	-	-	-	-	-	-	-	-	-	(248,806)

Stock issued for
Services	-	-	50,000	5	34995	-	-	-	75,000	50,000	85,000

Options exercised	-	-	-	-	-	-	-	-	55,000	9,000	9,000

Shares issued in
conjunction with
the acquisition
of businesses	-	-	3,683,333	368	2,849,632	-	-	-	-	-	2,850,000

Reclassification
of shares issued
at guaranteed
prices to
liabilities	-	-	-	-	(2,850,000)	-	-	-	-	-	(2,850,000)

Notes Payable
converted to
common stock	-	-	3,333,334	334	999,666	-	-	-	-	-	1,000,000

Warrants redeemed	-	-	750,000	75	412,425	-	-	-	-	-	412,500

Subscription
receivable	-	-	-	-	-	8,299	-	-	-	-	8,299

Balance,
Sept. 30, 2007	-	-	60,440,436	$6,045	$10,738,706	$(33,718)	$12,788	$(1,111,230)	(1,436,542)	$(567,241)	$9,045,350
See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 3,770,000 and 2,082,000 stock options and warrants as of September 30, 2007 and 2006 respectively is not included in the diluted loss per share as the effect is anti-dilutive.

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

Note 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2007, the Company has cash in excess of FDIC insurance of approximately $980,000.

Note 3 - EARNED TRADE ACCOUNT

As part of the operations of the subsidiaries, trade dollars are earned which can be and are used to purchase goods and services. This account is increased principally for service, membership and transaction fees, and is decreased by the company's purchases of goods and services using trade dollars.  An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the company will not use all of its trade dollars. As a result of the acquisition of National Trade Association and Alliance Barter, the trade account is currently a liability.

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

NOTE 6 - BUSINESS ACQUISITIONS

On January 31, 2007, IMS entered into an Agreement of Merger for the acquisition of all outstanding shares of Alliance Barter, Inc. a New York Corporation. The new company that was merged and acquired by IMS is INLM Holdings, Inc. The terms were 3,333,333 shares of IMS stock guaranteed by IMS to a value of $2,500,000 ($.75 per share). The following table provides the allocation of the purchase price:

Purchase price	$2,500,000

Cash	$498,452
Accounts receivable (net)	94,548
Furniture and fixtures	70,000
Other Assets (Canadian Office)	50,000
Trade Account	(130,000)
Membership list	1,917,000

Net assets acquired	$2,500,000

INTERNATIONAL MONETARY SYSTEMS, LTD.

On September 1, 2007, IMS purchased selected assets of Barter Partners of St. Joseph, Michigan for $50,000. IMS issued 50,000 shares of IMS common stock guaranteed to a value of $50,000 ($1.00 per share).

Purchase price	$50,000

Accounts receivable (net)	$4,400
Membership list	45,600

Net assets acquired	$50,000

On September 30, 2007, IMS purchased selected assets of Kansas Trade Exchange (KTE) of Wichita, Kansas for $600,000. The terms were a note payable to KTE for $300,000, and 57,664 shares of IMS stock guaranteed by IMS to a value of $57,664 ($1.00 per share) to be issued on January 15, 2008. In addition, 242,336 shares of IMS stock guaranteed to a value of $242,336 ($1.00 per share) will be issued to the former owners of KTE. The shares will be issued in three installments – 80,000 shares on January 15, 2008, 80,000 shares on January 15, 2009 and 82,336 shares on January 15, 2010.

Purchase price	$600,000

Accounts receivable (net)	$27,400
Furniture and fixtures	8,000
Membership list	564,600

Net assets acquired	$600,000

On September 30, 2007, IMS purchased selected assets of Synergy Trade Exchange of Louisville, Kentucky for $165,000. The terms were a cash down payment of $10,000 and a note payable to Synergy for $155,000 with interest of 6% per annum and 15 monthly payments of $10,171 beginning October 20, 2007.

Purchase price	$165,000

Accounts receivable (net)	$21,300
Furniture and fixtures	5,000
Membership list	138,700

Net assets acquired	$165,000

INTERNATIONAL MONETARY SYSTEMS, LTD.

The table below summarizes the estimated unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2007:

Gross revenue	$10,813,396
Total expenses	(11,170,633)

Net income before taxes	$(357,237)

Earnings per share	$-

Weighted average shares outstanding	56,375,316

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

A summary of the status of Company's fixed stock option plan as of September 30, 2007 and the changes during the quarter then ended is presented below:

	September 30, 2007
		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	1,050,000	$0.15
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	30,000

Outstanding at end of period	1,020,000	$0.15

Options exercisable at
period end	1,020,000

Weighted average fair value
of options granted to
employees during the year	$-

INTERNATIONAL MONETARY SYSTEMS, LTD.

As of September 30, 2007 there were 1,020,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.13 years, and a weighted average exercise price of $0.12.

All options had vested prior to January 1, 2006.

B). STOCK ISSUANCES

On February 7, 2007, IMS issued 3,333,333 shares of common stock for the merger/acquisition of Alliance Barter of Rochester New York. The shares are guaranteed to a value of $2,500,000 ($.75 per share).

On February 15, 2007, two private investors converted convertible notes payable of $500,000 into 1,666,667 shares of IMS common stock. The shares were converted at $.30 per share. There was no gain or loss recorded on the conversion.

On March 20, 2007, a private investor exercised 750,000 warrants for common stock of IMS. IMS received cash in the amount of $412,500 ($.55 per share) for the shares.

On May 15, 2007, a private investor converted a note payable of $200,000 into 666,667 shares of IMS common stock. The shares were converted at $.30 per share. There was no gain on loss recorded on the conversion.

On July 2, 2007, IMS received $9,000 from an employee of the Company to exercise stock options. The employee received 30,000 shares of IMS common stock at a price of $.30 per share. Shares were issued from the company’s treasury stock.

On July 31, 2007, 50,000 of shares of IMS common stock were issued to the five outside members of the board of directors (10,000 shares each), as annual compensation.

On August 2, 2007, 25,000 shares were issued to a private investor. The shares were issued for exercised options from a prior year in which the investor had not received the full amount of shares that were due to him. At the time IMS had received the full amount due for the share options. Shares were issued from the company’s treasury stock.

On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling, Chief Financial Officer of IMS, in exchange for a copy of the source code of the software package called TradeWorks which he developed. The cost of the source code was $50,000. Shares were issued from the company’s treasury stock.

On August 29, 2007, two private investors converted convertible notes payable of $300,000 into 1,000,000 shares of IMS common stock, at $.30 per share. No gain or loss was recorded on the conversion.

On September 1, 2007, 50,000 shares of IMS common stock were issued for the acquisition of specific assets of Barter Partners of St. Joseph, Michigan.

C). STOCK WARRANTS

As of September 30, 2007 there were 2,750,000 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $.55 per share. The warrants are valid until May 31, 2011.

INTERNATIONAL MONETARY SYSTEMS, LTD.

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

Comprehensive income consisted of the following for the nine months ended September 30, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2007	Sept 30, 2006

Net loss	$(261,594)	$(192,369)
Foreign currency translation adjustment	12,788	-

Comprehensive income (loss)	$(248,806)	$(192,369)

NOTE 10 - SUBSEQUENT EVENTS

There are no material subsequent events.

NOTE 11 – RELATED PARTY TRANSACTIONS

On July 31, 2007, 50,000 of shares of IMS common stock were issued to the five outside members of the board of directors (10,000 shares each), as annual compensation with a fair value of $35,000 ($7,000 each).

On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling, Chief Financial Officer of IMS, in exchange for a copy of the source code of the software package called TradeWorks which he developed. The cost of the source code was $50,000. Shares were issued from the company’s treasury stock.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operations

In the third quarter of 2007 International Monetary Systems continued to implement its’ previously announced “Best Practices” program. As an integral part of this program, the Company made substantial investments in infrastructure through the acquisition of new, state-of-the art equipment and in the hiring of additional skilled employees. Some of the events and expenditures during the first nine months of 2007 were:

•	Spending more than $500,000 on new computers, monitors, printers, servers, and other equipment to enhance the efficiency of our trade brokering staff.

•	Acquiring the source code for TradeWorks, our proprietary clearing system, then migrating the entire program from its original RPGII format into a more current .NET technology.

•	Upgrading our IMSbarter.com website towards creating a fully interactive online marketplace.

•
Hiring additional technicians to service the new equipment, to convert and enhance the software, and to develop the website. We have expanded our IT department to three employees, with plans to add a fourth.

•	Enhancing our sales and brokering departments by hiring a full-time national sales trainer and a full-time national broker trainer.

•	Doubling the size of our Columbus, OH office for the purpose of expanding our telemarketing and telesales staff. There are now 14 people working to support our outside sales force.

•
Hiring a full-time marketing and public relations director who has helped advance our new website, and who is designing a campaign to develop and strengthen the IMS brand in the marketplace through a comprehensive PR program scheduled for launch in the first quarter of 2008.

In continuing our commitment to the “Best Practices” program described above, we also further expanded our outside sales force in an effort to increase organic growth and, as a result, enrolled nearly 900 new clients during the quarter. Though these investments in infrastructure affect the bottom line, IMS management, along with our major investors, believe that it is in the Company’s best interest to spend funds now on strategic initiatives that will produce significant future growth.

In the third quarter of 2007, International Monetary Systems once again recorded substantial trade volume and revenue growth. During this period, the Company processed more than $25 million in trade transactions (measured in sales only), which generated gross revenues of $3,563,578, compared to revenues of $1,687,573

INTERNATIONAL MONETARY SYSTEMS, LTD.

in the third quarter of 2006, an increase of 112%. The higher revenue is a result of two acquisitions completed in September of 2006 and January of 2007, along with continuing internal growth. We also converted $300,000 of debt to equity in the current quarter.

Total expenses increased 106%, from $1,803,266 in the third quarter of 2006 to $3,716,140 in the current period. The increased expenses are attributable to the costs of integrating the acquisitions described above, higher non-cash charges for amortization of membership lists, and the hiring of additional sales staff, trainers, public relations staff, and IT specialists.

In spite of the record revenues, the Company had a net loss, before the income tax benefit, of $152,562 during the third quarter of 2007, compared to a net loss, before taxes, of $115,693 in the same period of 2006.

The income tax expense (benefit) consists of:

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2006

Income tax expense	$67,000	$11,000
Deferred tax benefit	(328,143)	-

	$(261,143)	$11,000

The deferred tax benefit represents the adjustment to the deferred tax liability which arises from the differences in basis of acquired membership lists for financial reporting versus tax reporting.

Year-to-date gross revenue for the nine months ended September 30, 2007 totaled $10,285,250, compared to $5,240,400 for the same period in 2006, an increase of 96%. Total expenses for the nine months ended September 30, 2007 were $10,573,326, compared to $5,241,215 for the corresponding period in 2006, an increase of 102%. Total year-to-date net loss, before the income tax benefit, for the first nine months of 2007 was $522,737, compared to a loss, before taxes, of $181,369 for the nine months ended September 30, 2006.

Operating profit or EBITDA (earnings before interest, taxes, depreciation and amortization) totaled $827,295, an increase of 37% over the $602,425 reported for the same period last year. EBITDA is calculated as follows:

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2007	Sept 30, 2006

Net loss	$(261,594)	$(192,369)
Interest expense	271,426	239,098
Income tax (benefit)	(261,143)	11,000
Depreciation	180,228	112,008
Amortization	898,378	432,688

	$827,295	$602,425

INTERNATIONAL MONETARY SYSTEMS, LTD.

For the nine months ended September 30, 2007, the Company had positive cash flow provided by operating activities of $976,872, compared to $475,863 for the same period of 2006, an increase of 105%.

As of September 30, 2007, International Monetary Systems' total assets have increased to $18,630,615 from $15,203,887 at the end of 2006, with stockholders' equity increasing to $9,045,350 from $7,779,357.

Liquidity and Sources of Capital

At the end of the third quarter of 2007, the Company's cash balance had increased to $1,144,827 from $930,962 at the end of 2006.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for IMS include the following:

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

GOODWILL AND MEMBERSHIP LISTS

Goodwill and membership lists are stated at cost and arise when IMS acquires another company. Membership lists are amortized over the estimated life of ten years.

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first nine months of 2007.

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

Off Balance Sheet Arrangements

IMS does not have any off balance sheet arrangements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.                                Other Information

Item 1.                      Legal Proceedings – None

Item 2.                      Changes in Securities

•
On July 2, 2007, an employee of the company issued a check for $9,000 to IMS. This was to exercise stock options. The employee received 30,000 shares of IMS common stock. The option price was $.30 per share. The shares were issued from the company’s treasury shares.

•	On July 31, 2007, 50,000 of shares of common stock of IMS were issued to the five outside members of the board of directors (10,000 shares each). The shares were issued as annual compensation.

•
On August 2, 2007, 25,000 shares were issued to a private investor. The shares were issued for exercised options from a prior year in which the investor had not received the full amount of shares that were due to him. At the time IMS had received the full amount due for the share options. The shares from the company’s treasury shares.

•
On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling (DWW) in exchange for a copy of the source code of the software package called TradeWorks that was developed by DWW. DWW is an officer of the company. The cost of the source code was $50,000. The shares were issued from the company’s treasury shares.

•
On August 29, 2007, two private investors converted convertible notes payable of $300,000 into 1,000,000 shares of IMS common stock. The shares were converted at $.30 per share. There was no gain or loss recorded on the conversion.

•	On September 1, 2007, 50,000 shares of common stock of IMS were issued for the acquisition of specific assets of Barter Partners of St. Joseph, Michigan.

Item 3.                      Defaults upon Senior Securities - None

Item 4.                      Submission of Matters to a Vote of Security Holders - None

Item 5.                      Other Information – None

INTERNATIONAL MONETARY SYSTEMS, LTD.

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
32.2  Certification of Principal Financial and Accounting
Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b)  Reports on Form 8-K

•	A Form 8-K was filed on August 31, 2007 reporting the conversion by two private investors of notes payable fortotaling $300,000 for 1,000,000 of IMS common stock.

•	A Form 8-K was filed on September 5, 2007 reporting the acquisition of specific assets of Kansas Trade Exchange of Wichita, Kansas. The acquisition was effective on September 30, 2007.

•	A Form 8-K was filed on October 3, 2007 that rescinded the original agreement for the acquisition of Kansas Trade Exchange. A revised agreement was included replacing the original agreement.

•	A From 8-K was filed on October 4, 2007 reporting the acquisition of specific assets of Synergy Trade Exchange of Louisville, Kentucky. The acquisition was effective on September 30, 2007.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Principal Executive Officer)

November 14, 2007

/s/ Danny W Weibling
Danny W Weibling, CPA, Treasurer
(Chief Financial Officer)

November 14, 2007