Form 10KSB
period 2007-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2008-03-31
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual Report under Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission File No. 0-30853

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

Issuer's consolidated revenues for its most recent fiscal year: $14,772,045

Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2007:
$30,883,372 (calculated at $.51 per share, bid price on March 28, 2008)

Number of shares outstanding of each of the issuer's classes of common equity as of March 28, 2008:

59,059,561 shares of Common Stock, par value $0.0001 per share

Transitional Small Business Disclosure Format  Yes [X]  No [ ]

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

ITEM 1 - DESCRIPTION OF BUSINESS

Introduction

International Monetary Systems, Ltd. was incorporated in 1989 under the laws of the State of Wisconsin. The Company acquires, owns, manages and operates trade exchanges and other related businesses.

Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 18,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume.

Our corporate headquarters mailing address is 16901 West Glendale Drive, New Berlin, Wisconsin 53151, and our telephone numbers are (800) 559-8515 and (262) 780-3640; the telephone number for our primary facsimile line is (262) 780-3655. Our Internet addresses are www.internationalmonetary.com and www.imsbarter.com.

The Modern Barter Industry

The modern barter industry took shape in its current form in 1969 with the creation of the first retail barter exchange. Currently there are an estimated 250 barter system firms - including several with multiple licensees – operating in the United States and Canada. These exchanges provide services that involve an estimated 200,000 member companies.

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

As compensation for providing its services, the trade exchange generally charges a one-time membership fee, monthly maintenance fees and/or a percentage of the price of each transaction (usually 10% to 15%). These fees are typically paid by the member to the trade exchange in cash.

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

International Monetary Systems, Ltd. (IMSL) is a holding company that currently has two operating subsidiaries: Continental Trade Exchange, Ltd., doing business as International Monetary Systems (IMS), and National Trade Association, Inc. (NTA), both are part of the IMS barter system which operates in the United States and Canada.

The IMS Barter Network

As a leader in the barter industry, IMS has created a network of more than 18,000 barter clients who regularly trade their goods and services with each other. Through their participation in our barter program, these companies and individuals are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. IMS functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system.

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

Five of those acquisitions were consummated during 2007. In February 2007, IMSL completed an Agreement and Plan of Merger for the acquisition of all outstanding shares of Alliance Barter, Inc., a New York Corporation. As part of the same agreement IMSL acquired the Canadian office of Alliance Barter in Toronto. In September 2007 IMSL acquired the membership list and assets of Barter Partners of St. Joseph, Michigan. Also in September 2007, IMSL acquired the membership list and assets of Kansas Trade

Exchange of Wichita, Kansas. Again in September 2007, IMSL acquired the membership list and assets of Synergy Trade Exchange of Louisville, Kentucky. With the addition of these five client bases, the IMS barter network now boasts a membership roster totaling over 18,000 businesses.

Other Related Businesses

In addition to expanding our IMS barter operations, we intend to acquire other related businesses that synergize with and enhance the barter network.

ITEM 2 - DESCRIPTION OF PROPERTY

Our company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMSL. Rent and other terms of our lease, which expires September 30, 2008, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (2) 2,800 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (3) 6,840 square feet at 8938 Cotter Street, Lewis Center, Ohio, (4) 1,600 square feet of office space at 1100 Carver Road, Modesto, California, (5) 2,900 square feet of office at 4295 Cromwell Rd, Chattanooga, TN, (6) 630 square feet of office space at 4600 Kietzke Lane,, Reno, NV, (7) 7,600 square feet of office and warehouse space at 103 East Main Street, Plainview, CT, (8) 833 square feet of office space at 6402 McLeod Drive, Las Vegas, NV. (9) 200 square feet of office space at 50 Airport Parkway, San Jose, CA, (10) 1,896 square feet of office space at 7670 Wolff Court, Westminster, CO (11) 21,630 square feet of office and warehouse space at 7449 North Natchez Ave., Niles, IL, (12) 4,900 square feet of office space at 1595 Elmwood Ave., Rochester, NY, (13) 1,455 square feet of office space at 3100 Steeles Avenue West, Concord, Ontario, Canada, (14) 1,200 square feet of office space at 438 S. Greenwood, Wichita, Kansas, (15) 250 square feet of office space at 3418 Frankfort Ave, Louisville, KY. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and are each on a month-to-month basis or a short term lease of less than 6 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.

ITEM 3 - LEGAL PROCEEDINGS

On February 26, 2008, a former employee of the company’s Connecticut office filed a lawsuit with the Equal Employee Opportunity Commission – Connecticut Commission on Human Rights and Opportunities, alleging that her termination from the company was based on age discrimination. The lawsuit is in the initial stages and no specific claim for damages has been specified in the suit. The Company believes the lawsuit is without merit and intends to vigorously oppose any settlement.

There are no other material pending legal proceedings involving IMSL or any of its properties.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5 - MARKET FOR IMSL COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's OTC Bulletin Board on June 25, 2002. For the past 50 days ending on March 27, 2008, the trading volume has averaged 12,714 shares per day.

	High	Low
Fiscal 2006

First quarter ended March 31, 2006	$0.33	$0.31
Second quarter ended June 30, 2006	$0.63	$0.60
Third quarter ended September 30, 2006	$0.70	$0.64
Fourth quarter ended December 31, 2006	$1.02	$0.98

Fiscal 2007

First quarter ended March 31, 2007	$0.98	$0.98
Second quarter ended June 30, 2007	$0.81	$0.81
Third quarter ended September 30, 2007	$0.62	$0.62
Fourth quarter ended December 31, 2007	$0.54	$0.53

As of December 31, 2007, the approximate number of holders of record of our Common Stock was 675.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

2007 was a year of record achievements and growth for International Monetary Systems. In October of 2006 IMS acquired National Trade Association and its subsidiary Illinois Trade Association, America’s largest independent barter network. In February of 2007 the Company acquired Alliance Barter, with offices in Rochester, NY and Toronto, Canada. The two operations have had a significant, positive impact on 2007 operations, resulting in increased trade volume, gross revenue, new-client enrollments and operating profit, or EBITDA.

Because of increased revenue, the Company was able to implement a Best Practices program through which we invested in infrastructure in an effort to create future organic growth:

•	In 2006 and 2007 we invested more than $700,000 in new computers, monitors, printers, servers, and other equipment to enhance the efficiency of our trade brokering and sales staffs.
•
In 2007 we invested more than $250,000 to acquire the source code for TradeWorks, our proprietary clearing system, and to migrate the entire database from the original RPG format into a more current .net technology.

•
The IMSbarter.com website is undergoing a facelift, toward the goal of creating a fully interactive, web-based online marketplace. It is expected to be completed in the spring of 2008. More than $200,000 has been spent on this project.

•	We hired additional technicians to service the new hardware, to convert the software and to develop the website. Our IT department has been expanded to four full-time employees.
•	We hired a full-time national sales trainer and a full-time national broker trainer to improve the quality and consistency of our sales and brokering departments.
•
We doubled the size of our Columbus, OH office to expand our telemarketing and tele-sales staff. There are now 12 people working to support our outside sales force of more than two dozen sales professionals. As a result IMS enrolled more than 3,500 new members during 2007.

•
We hired a full-time marketing and public relations director who is working with the IT staff to improve and update our website. She is also designing a campaign to develop and strengthen the IMS brand in the marketplace through a comprehensive PR program scheduled for launch in the second quarter of 2008.

•
We hosted the IMS Academy, the Company’s first national convention/seminar, which was attended by 118 Employees. The cost was more than $125,000, but proved to be highly educational and motivational to the entire staff.

•	We hired additional sales staff to expand the base of National Trade Association, our corporate barter division, resulting in the enrollment of a number of high-profile businesses.

RESULTS OF OPERATIONS

GROSS REVENUE & EXPENSES

In spite of these expenditures, many of which will not recur in 2008, International Monetary Systems produced positive cash flow of nearly $1 million, and operating profits (EBITDA) of over $1.3 million in 2007. However, after deducting amortization and impairment losses for our substantial membership lists and taking other non-cash write-offs for depreciation and bad debts, the Company experienced a net loss of $414,290, comparable to the loss in 2006.

IMS management believes that all of these expenditures have created a strong infrastructure of both human resources and equipment that will provide substantial organic growth in the future.

During the year ended December 31, 2007, International Monetary Systems processed more than $114 million in trade transactions, compared to $72 million in 2006, an increase of 58%. (In stating this number, IMS is reporting sales only - just one side of each transaction - even though most other barter companies double this amount.) This generated gross revenue of $14,772,045 for the year, compared to $8,782,666 in 2006, an increase of 68%.

Total expenses increased from $8,857,798 in 2006 to $14,945,745 for the year ended December 31, 2007, This 68% increase (comparable to the increase in sales) occurred primarily because of additional overhead costs from the acquisitions of National Trade Association and Alliance Barter, as well as the expansion of our outside sales force, and the infrastructure expenses described above. We also expensed $36,676 for membership list impairment, since estimated future cash flows in the Virginia marketplace are less than anticipated at the time of the original acquisition. In 2006 the impairment of $243,439 was even greater.

Payroll expenses increased nearly 92% from $4,812,595 in 2006 to $9,228,485 in 2007, while occupancy expenses increased from $591,304 to $969,243. Both increases resulted from acquisitions, and from hiring additional sales, marketing and IT staff. Selling expenses increased from $614,034 to $687,079, a direct result of our expanded sales force, which management believes will ultimately lead to sustained organic growth. General and administrative expenses increased 49%, from $1,557,795 to $2,319,680. The resulting net loss in 2007 was $414,290.

Net cash flow from operations totaled $945,111 in 2007, compared to $871,631 in 2006. Operating profit or EBITDA (earnings before interest, taxes, depreciation and amortization) totaled $1,375,839 an increase of nearly 23 % over the EBITDA of $1,120,993 recorded in 2006.

EBITDA Calculation
	2007	2006
Net loss	$(414,290)	$(421,652)
Interest expense	342,855	358,583
Taxes	(54,769)	60,561
Depreciation & amortization	1,465,367	880,062
Impairment	36,676	243,439
Total EBITDA	$1,375,839	$1,120,993

FINANCIAL CONDITION

LIQUIDITY, COMMITMENTS FOR CAPITAL RESOURCES, AND SOURCES OF FUNDS

Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees, and transaction processing charges. Furthermore, in 2007 over 19% of operating expenses were satisfied using earned trade dollars, preserving cash for growth and infrastructure improvements. We anticipate that our principal source of liquidity during the next year will continue to be cash from operations, and that it will be adequate to provide for our continuing needs. In 2007 IMS experienced positive cash flow, as net cash provided by operating activities was $945,111, compared to a cash flow of $871,631 in 2006.

In January 2007 IMS acquired Alliance Barter, Inc. for $2,500,000, for 3,333,333 shares of common stock, guaranteed at $.75 per share. The Company also has an option to purchase New York Commerce Group in 2008, and with that exception, there are no other purchase obligations. However, we will continue to seek opportunities to acquire quality exchanges.

The balance due on our software conversion project is approximately $10,000.

Over 28% of the current portion of long-term debt consists of notes convertible to equity. However, existing cash flow is sufficient to meet current obligations, should anticipated conversions not materialize.

CHANGES IN ASSETS AND LIABILITIES

During 2007 cash balances decreased to $812,365 from $930,962 in 2006, resulting primarily from the infrastructure investments described above. Restricted cash deposited in escrow accounts totaled $483,443, to guarantee the buyback of shares related to the purchase of Alliance Barter. If IMS’ stock price exceeds $.75 per share, these funds will revert to the Company in accordance with the purchase agreement.

Accounts receivable, net of allowance for doubtful accounts, totaled $1,516,938, a slight reduction from 2006, primarily due to an increase in the allowance. Our earned trade account increased by $631,227 to $314,928. Much of the increase can be attributed to the success of our corporate barter division. Total current assets increased 15% from 2006 to 2007. Other assets increased by $2,076,327, or 18%. Total assets increased nearly 21% from $15,203,887 in 2006 to $18,351,454 on December 31, 2007.

Current liabilities increased by $632,358, or 21%, from $3,003,775 in 2006 to $3,636,133 at the end of 2007. Current and long-term notes payable consist of various notes to former owners of acquired trade exchanges, or to investors who funded acquisitions. Long-term debt increased during 2007 because we issued stock subject to guarantee for the purchase of Alliance Barter. At the end of 2007, long-term debt was $5,634,373, compared to $4,420,755 in 2006, an increase of over 27%. Total liabilities increased 25%, from $7,424,530 in 2006 to $9,270,506 in 2007.

Common stock and paid-in capital increased from $9,297,251 in 2006 to $10,908,001 in 2007. Treasury stock decreased from $626,241 (1,556,542 shares) in 2006 to $547,241 (1,276,542 shares) in 2007. Total shareholder equity increased nearly 17%, from $7,779,357 in 2006 to $9,080,948 on December 31, 2007.

BOARD OF DIRECTORS

In 2007 the board of directors formed a Compensation Committee. The members of  that committee are Wayne Dalin, Thomas Delacy, Wayne Emmer and Gerald Van Dyn Hoven.

The Audit Committee members are Wayne Dalin, Thomas Delacy, Wayne Emmer, Gerald Van Dyn Hoven and Donald Mardak.

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

NEW ACCOUNTING STANDARDS

On January 1, 2007 IMS adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement clarification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this pronouncement did not have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes, measures, and discloses the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

ITEM 7 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of Webb and Company, P.A., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report starting on page 25.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 8A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2007 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of December 31, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 as being adequate to provide such assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

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

the prompt internal reporting of violations of the Code of Business
Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

accountability for adherence to the Code of Business Conduct and Ethics

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

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMSL, as of December 31, 2007.

Name	Age	Position
Donald F. Mardak	71	Chief Executive Officer, President and Director
Danny W. Weibling	59	Treasurer and Chief Financial Officer
John E. Strabley	44	Executive Vice President and Director
Dale L. Mardak	47	Senior Vice President and Director
Patricia A. Katisch	62	Corporate Secretary
Wayne Emmer	53	Director
Gerald Van Dyn Hoven	51	Director
Thomas Delacy	43	Director
Wayne Dalin	63	Director
Stephen Webster	63	Director

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

Wayne Dalin is a Certified Public Accountant and is a principle in Dalin, Lindseth & Company.

Stephen Webster was the former owner of Alliance Barter, of Rochester New York. He is a past president of the National Association of Trade Exchanges (NATE) and the International Reciprocal Trade Association (IRTA). Steve is also a member of the Barter Hall of Fame.

Donald F. and Judy E. Mardak are husband and wife. John E. Strabley is their son-in-law, and Dale L. Mardak is their son. Kimberly A. Strabley, the daughter of Donald F. and Judy E. Mardak and the wife of John E. Strabley, is also employed as IMS travel director and reciprocal accounts manager.

All of our directors are serving three-year terms. Messrs. Van Dyn Hoven, Strabley and Webster serve a three-year term expiring at the 2010 annual meeting of shareholders. Mr. Donald F. Mardak, Messrs. Emmer and Dalin are serving three-year terms expiring at the 2008 annual meeting of shareholders. And Messrs. Delacy and Dale L. Mardak serve a three-year term expiring at the 2009 annual meeting of shareholders.

Director's Compensation

While we do not have an established compensation policy for our directors, from time to time we may issue members of our outside Board of Directors shares of stock as compensation for their services to us in those positions. During 2007 we issued an aggregate of 50,000 shares of our common stock valued at $35,000 to Messrs. Gerald Van Dyn Hoven, Wayne Emmer, Thomas Delacy, Wayne Dalin and Patricia Katisch as compensation for their services.

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

Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMSL believes that there was compliance for the fiscal year ended December 31, 2007 with all Section 16(a) reports filed by them.

ITEM 10 - EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2007, for the fiscal years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

						Pension Value
						and
						Nonqualified
						Deferred	Non-Equity
				Stock	Option	Compensation	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Earnings	Compensation	Compensation	Total
Principle Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)

Donald F. Mardak,	2007	200,000	--	--	--	--	--	6,960	206,960
Chief Executive	2006	175,500	--	--	--	--	--	11,985	187,485
Officer & President

Danny W. Weibling,	2007	165,000	--	--	--	--	--	3,975	168,975
Chief Financial	2006	143,667	--	--	--	--	--	3,668	147,335
Officer & Treasurer

John E. Strabley,	2007	150,000	--	--	--	--	--	4,706	154,706
Executive Vice	2006	134,084	--	--	--	--	--	6,262	140,346
President & Director

(1) Represents auto allowances.

Employment Agreements

On March 10, 2007, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, our Chief Financial Officer and John E. Strabley, and Dale L. Mardak our senior vice presidents, pursuant to which these employees will receive base salaries in 2008 of $230,000, $190,000, $175,000 and $165,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer at his discretion. Base Salaries for 2009 will be $260,000, $220,000 and $200,000 respectively. In 2010 the base salaries will be $300,000, $250,000 and $230,000, respectively. Each such contract is for a term of three years. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMSL or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMSL. Each receives an annual auto allowance of from $4,000-$12,000.

Each of the agreements provides for stock options at the discretion of Management. All agreements contain a change of control provision. In the event of a merger, acquisition of IMSL or sale of substantially all of its assets, Donald Mardak's contract provides for compensation equal to two years' salary plus a lump sum payment of $400,000, Danny Weibling's, John Strabley's and Dale Mardak's contracts provide for compensation equal to one year's salary plus a lump sum payment of $200,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2007.

Option Awards						Stock Awards
								Equity	Equity
								incentive	incentive
						Number	Market	plan	plan awards:
			Equity			of	value	awards:	Market or
			incentive			shares	of	number of	payout
			plan			or	shares	unearned	value of
			awards:			units	or units	shares or	unearned
	Number of	Number of	Number of			of	of	units or	shares,
	securities	securities	securities			stock	stock	other	units or
	underlying	underlying	underlying			that	that	rights	other
	unexercised	unexercised	unexercised	Option		have	have	that have	rights
	options	options	unearned	exercise	Option	not	not	not	that have
	exercisable	unexercisable	options	price	expiration	vested	vested	vested	not vested
Name	(#)	(#)	(#)	($)	date	(#)	($)	(#)	($)

Donald F.
Mardak	--	--	--	--	--	--	--	--	--

Danny W.
Weibling	100,000	--	--	0.15(1)	Dec 2008	--	--	--	--
	400,000	--	--	0.15(1)	Jan 2009	--	--	--	--

John E.
Strabley	--	--	--	--	--	--	--	--	--

Compensation of Directors

We pay our outside directors cash of $200 to $300 per board meeting and an annual fee of 10,000 shares of IMS stock. Our Named Executive Officers or other employees are not compensated additionally as board members. No stock options have been issued to our outside directors.

The table below summarizes the total compensation paid by us to our outside directors for the fiscal year ended December 31, 2007.

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards (1)	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Wayne Dalin	900	7,000	--	--	--	--	7,900
Thomas Delacy	600	7,000	--	--	--	--	7,600
Wayne Emmer	400	7,000	--	--	--	--	7,400
Gerald Van Dyn Hoven	700	7,000	--	--	--	--	7,700
Stephen Webster	--	--	--	--	--	--	--

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information with respect to the beneficial ownership of our common stock, as of December 31, 2007, by:

• each person known by us to beneficially own more than 5% of our common stock;
• each of our directors and our named executive officers; and
• all of our directors and executive officers as a group.

We believe that, subject to applicable community and marital property laws, the beneficial owners of our common stock listed below have sole voting and dispositive power with respect to such shares.

	Shares beneficially owned
	as of December 31, 2007

Name of Beneficial Owner	Number	Percent

Donald F. Mardak (1)	17,707,800	29.24%
Dale L. Mardak (2)	1,392,000	2.30%
John E. Strabley (3)	676,000	1.12%
Danny W Weibling (4)	393,500	0.65%
Stephen Webster	3,333,333	5.50%
Thomas Delacy	550,000	0.37%
Gerald Van Dyn Hoven	432,000	0.71%
Wayne Emmer	250,000	0.91%
Wayne Dalin	225,960	0.37%
Patricia Katisch	58,000	0.10%

All directors and executive officers
as a group (10 persons)	25,018,593	41.31%

Other Beneficial Owner

Praetorian Capital Management LLC (5)	15,175,000	25.05%

(1)
Does not include 676,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. All shares owned by Donald F. and Judy E. Mardak are now held in a revocable living trust.

(2)	Does not include 8,400 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership.

(3)	Does not include 1,280,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership.

(4)	Does not include 246,000 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does not include 500,000 shares of exercisable options.

(5)	Does not include 2,750,000 shares of exercisable warrants.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2006 and expires September 30, 2008. For the fiscal year ended December 31, 2006, we made rental payments of $76,500 and in the fiscal year ended December 31, 2007, we made rental payments of $90,000 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling, Chief Financial Officer of IMS, in exchange for a copy of the source code of the software package called TradeWorks which he developed. The cost of the source code was $50,000. Shares were issued from the company’s treasury stock.

In 2007 and 2006, Patricia Katisch, our Corporate Secretary, was paid $480 and $598 respectively to produce and distribute the corporate minutes.

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

ITEM 13 - EXHIBITS LIST AND REPORTS ON FROM 8-K

(a) Exhibits:

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

** Filed herein

(b) Reports on Form 8-K

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A. served as our independent registered public accounting firm for fiscal years 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2007 and 2006 fiscal years.

	2007	2006

Audit Fees	$55,741	$72,056
Audit-Related Fees	955	0
Tax Fees	0	0
All Other Fees	0	0

Total	$56,696	$72,056

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: March 28, 2008	By:	/s/ DONALD F. MARDAK

Donald F. Mardak, President
(Principal Executive Officer)

Dated: March 28, 2008	By:	/s/ DANNY W. WEIBLING, CPA

Danny W. Weibling, Treasurer
(Principal Financial Officer)

In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ DONALD F. MARDAK	Chief Executive Officer,	March 28, 2008
President (Principal
Donald F. Mardak	Executive Officer)
and Director

/s/ DALE L. MARDAK	Senior Vice President	March 28, 2008
and Director
Dale L. Mardak

/s/ JOHN E. STRABLEY	Executive Vice President	March 28, 2008
and Director
John E. Strabley

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
For the Years Ended December 31, 2007 and 2006

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations and Comprehensive Income	4

Consolidated Statements of Changes in Stockholder Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8 - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd. and Subsidiaries
New Berlin, Wisconsin

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. and Subsidiaries as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholder equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and Subsidiaries at December 31, 2007 and December 31, 2006, and the results of its operations and comprehensive income,  and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P. A.

Boynton Beach, Florida
March 29, 2008

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31

	2007	2006
ASSETS
Current assets
Cash	$812,365	$930,962
Restricted cash	483,443	-
Marketable securities	118,380	105,330
Accounts receivable, net of allowance for doubtful
accounts of $739,540 in 2007 and $649,926 in 2006	1,516,938	1,644,299
Earned trade account	314,928	-
Prepaid expenses	112,233	227,835
Inventory	33,839	33,839
Total current assets	3,392,126	2,942,265

Property and equipment, net	1,269,263	647,884

Other assets
Membership lists, net	9,962,154	8,505,059
Goodwill	3,435,479	2,785,478
Covenant not to compete, net	14,883	44,650
Purchase option	112,500	112,500
Assets held for investment	99,298	99,298
Investment in real estate	28,695	33,695
Cash surrender value	37,056	33,058
Total other assets	13,690,065	11,613,738

Total assets	$18,351,454	$15,203,887

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31
	2007	2006
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities
Accounts payable	$324,808	$308,172
Accrued compensation	377,515	318,965
Accrued payroll taxes	99,602	52,138
Accrued sales taxes	51,807	47,567
Accrued income taxes	149,000	50,000
Trade payable	-	316,299
Current portion of notes payable	1,980,737	1,645,610
Current portion of notes payable, related party	-	110,024
Current portion of common stock subject to guarantees	652,664	155,000
Total current liabilities	3,636,133	3,003,775

Long-term liabilities
Notes payable, less current portion	716,037	2,234,755
Common stock subject to guarantees, less current portion	2,232,336	-
Deferred compensation	136,000	121,000
Deferred income taxes	2,550,000	2,065,000
Total long-term liabilities	5,634,373	4,420,755

Total liabilities	9,270,506	7,424,530

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, none outstanding	-	-
Common stock, $.0001 par value; 280,000,000 shares
authorized, 60,565,436 and 52,623,769 shares
issued and outstanding, respectively	6,057	5,263
Paid in capital	10,901,944	9,291,988
Treasury stock, 1,276,542 and 1,566,542 shares
outstanding, respectively	(547,241)	(626,241)
Subscription receivable	(31,196)	(42,017)
Accumulated other comprehensive income	15,310	-
Accumulated deficit	(1,263,926)	(849,636)
Total stockholder equity	9,080,948	7,779,357

Total liabilities and stockholder equity	$18,351,454	$15,203,887

The accompanying notes are an integral part of the audited consolidated financial statements.
3

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31

	2007	2006

Revenue	$14,772,045	$8,782,666

Operating expenses
Payroll, related taxes and employee benefits	9,228,485	4,812,595
General and administrative	2,319,680	1,557,795
Occupancy	969,243	591,304
Selling	687,079	614,034
Depreciation and amortization	1,465,367	880,062
Impairment of membership list	36,676	243,439
Provision for bad debts	239,215	158,569
Total operating expenses	14,945,745	8,857,798
Net loss from operations	(173,700)	(75,132)
Other income (expense)
Interest income	47,496	72,624
Interest expense	(342,855)	(358,583)
Total other income (expense)	(295,359)	(285,959)

Loss before income taxes	(469,059)	(361,091)

Income tax expense (benefit)	(54,769)	60,561

Net loss	$(414,290)	$(421,652)

Basic earnings per common share	$(0.01)	$(0.01)
Diluted earnings per common share	$(0.01)	$(0.01)
Weighted average shares outstanding, basic	57,061,451	47,010,579
Weighted average shares outstanding, diluted	57,061,451	47,010,579

Comprehensive (loss)	2007	2006
Net loss	$(414,290)	$(421,652)
Comprehensive income:
Foreign currency translation gain	12,863	-
Unrealized gain on available for sale investments	2,447	-
Comprehensive loss	$(398,980)	$(421,652)

The accompanying notes are an integral part of the audited consolidated financial statements.
4

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
For the Years Ended December 31

							Accumulated			Treasury		Total
	Preferred Stock		Common Stock		Paid in	Subscription	Comprehensive	Deferred	Accumulated	Stock		Stockholder
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2005	-	$ -	41,925,558	$ 4,224	$ 3,002,114	$ (68,622)	$ -	$ (2,043)	$ (427,984)	(1,244,904)	$ (423,090)	$2,084,599
Net loss for 2006	-	-	-	-	-	-	-	-	(421,652)	-	-	(421,652)
Stock offering	-	-	10,036,365	1,004	4,066,996	-	-	-	-	-	-	4,068,000
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(960,750)	(462,700)	(462,700)
Stock issued for services	-	-	15,000	1	3,000	-	-	-	-	80,000	29,049	32,050
Shares issued in conjunction with
the acquisition of businesses	-	-	-	-	-	-	-	-	-	346,667	180,500	180,500
Warrants redeemed	-	-	-	-	-	-	-	-	-	200,000	50,000	50,000
Options exercised	-	-	416,000	42	207,958	-	-	-	-	-	-	208,000
Shares issued as collateral, redeemed
upon payment of debt	-	-	310,846	-	145,329	-	-	-	-	(67,555)	-	145,329
Deferred stock compensation	-	-	-	-	-	-	-	2,043	-	-	-	2,043
Beneficial conversion on notes payable	-	-	-	-	39,833	-	-	-	-	-	-	39,833
Shares cancelled	-	-	(80,000)	(8)	8	-	-	-	-	80,000	-	-
Subscription receivable	-	-	-	-	-	26,605	-	-	-	-	-	26,605
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	1,826,750	-	-	-	-	-	-	1,826,750
Balance, December 31, 2006	-	-	52,623,769	5,263	9,291,988	(42,017)	-	-	(849,636)	(1,566,542)	(626,241)	7,779,357
Foreign currency translation adjustment	-	-	-	-	-	-	12,863	-	-	-	-	12,863
Unrealized gain on available for sale
securities	-	-	-	-	-	-	2,447	-	-	-	-	2,447
Net loss for 2007	-	-	-	-	-	-	-	-	(414,290)	-	-	(414,290)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(398,980)
Stock issued for services	-	-	75,000	8	48,242	-	-	-	-	-	-	48,250
Stock issued for software	-	-	-	-	-	-	-	-	-	75,000	50,000	50,000
Shares issued in conjunction with
the acquisition of businesses	-	-	3,683,333	368	2,849,632	-	-	-	-	-	-	2,850,000
Warrants redeemed	-	-	750,000	75	412,425	-	-	-	-	-	-	412,500
Options exercised	-	-	-	-	-	-	-	-	-	190,000	29,000	29,000
Options exercised for 2004, unissued										25,000	-	-
Shares issued on conversion of
notes payable	-	-	3,433,334	343	1,029,657	-	-	-	-	-	-	1,030,000
Subscription receivable	-	-	-	-	-	10,821	-	-	-	-	-	10,821
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	(2,730,000)	-	-	-	-	-	-	(2,730,000)
Balance December 31, 2007	-	$ -	60,565,436	$ 6,057	$10,901,944	$ (31,196)	$15,310	$ -	$(1,263,926)	(1,276,542)	$(547,241)	$9,080,948

The accompanying notes are an integral part of the audited consolidated financial statements.
4

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(414,290)	$(421,652)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	1,465,263	880,062
Impairment loss	36,676	243,439
Provision for bad debts	239,215	158,569
Stock issued for services	98,250	32,050
Loss on disposal of fixed assets	4,216	20,023
Accretion of discount on notes payable	37,097	57,542
Deferred compensation	15,000	15,000
Amortization of deferred compensation	-	2,043
Changes in operating assets and liabilities:
Accounts receivable	48,418	(144,808)
Earned trade account	(761,228)	(72,041)
Prepaid expense	115,602	(128,418)
Accounts payable	16,637	99,371
Accrued compensation	58,550	61,927
Accrued payroll taxes	47,464	6,389
Accrued sales taxes	4,241	11,135
Accrued income taxes	99,000	40,000
Deferred income taxes	(165,000)	11,000
Net cash provided by operating activities	945,111	871,631

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(483,443)	363,400
(Increase) decrease in marketable securities	(9,000)	(21,124)
Capital expenditures	(768,588)	(224,048)
Cash received in business acquisitions	498,453
Cash payments for business acquisitions	-	(5,431,405)
Trade payments for business acquisitions	-	(15,000)
Proceeds from sale of real estate	5,000	-
Increase in cash surrender value	(5,600)	(5,350)
Net cash used in investing activities	(763,178)	(5,333,527)

The accompanying notes are an integral part of the audited consolidated financial statements.
6

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	-	20,000
Payments on notes payable to related parties	(110,024)	(201,653)
Proceeds from notes payable	-	2,626,773
Payments on notes payable	(655,689)	(1,029,701)
Payments on notes payable from earned trade account	-	(32,795)
Purchase of treasury stock	-	(412,700)
Beneficial conversion; notes payable	-	39,833
Proceeds from subscription receivable	10,820	26,605
Proceeds from issuance of stock	441,500	4,276,000
Net cash provided by financing activities	(313,393)	5,312,362

Effect of exchange rate changes	12,863	-

Net increase (decrease) in cash	(118,597)	850,466

Cash at beginning of year	930,962	80,496

Cash at end of year	$812,365	$930,962

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$332,891	$351,236
Cash paid for income taxes	$11,231	$20,561

NON CASH FINANCING AND INVESTING ACTIVITIES
Acquisitions:
Fair value of assets acquired	$4,095,000	$7,752,206
Less: liabilities assumed	(130,000)	(41,934)
Stock issued	(2,850,000)	(180,500)
Trade dollars paid	-	(598,367)
Deferred tax liability	(650,000)	(1,500,000)
Net cash paid for acquisitions	$465,000	$5,431,405

Stock issued for services	$98,250	$32,050
Treasury stock redeemed for fixed assets	$50,000	$-
Notes payable beneficial conversion	$-	$39,833
Stock guarantees on acquisitions	$2,500,000	$-
Stock guarantees released due to changes in market conditions	$-	$1,826,750
Payment of long-term debt with stock	$1,030,000	$-

The accompanying notes are an integral part of the audited consolidated financial statements.
7

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                      INFORMATION ABOUT THE COMPANY
AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       ORGANIZATION

International Monetary Systems, Ltd. (IMS - the Company) is a Wisconsin holding company located in New Berlin, Wisconsin, with three wholly-owned operating subsidiaries: Continental Trade Exchange, Ltd (CTE) and National Trade Association, both of which operate a barter (trade) exchange in the United States, and INLM CN Inc., which operates a barter (trade) exchange in Canada.

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

The barter exchange maintains the accounting records for all sales and purchases, provides monthly statements, files annual tax forms 1099B, enrolls businesses to the network, proactively markets member products and services, maintains a member web site, facilitates transactions, and provides personal customer support services to members and clients.

C.       CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not held for investment purposes.

D.       RESTRICTED CASH

As a condition to issuing the guarantee on the purchase of certain exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under guaranteed transactions. As of December 31, 2007 the Company has made all required deposits into the escrow account.

E.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2007 because of their short-term natures.

F.       REVENUE SOURCES AND REVENUE RECOGNITION

The Company and its subsidiaries earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned through fees assessed when a member joins, through transaction fees generated when clients earn or spend trade dollars, through monthly maintenance fees, finance charges on delinquent accounts receivable, event fees, and inventory sales.

Trade revenue is similarly generated through initial membership fees, monthly maintenance fees, transaction fees, event fees, and inventory sales. Occasionally the Company will accept a favorable trade ratio in lieu of a cash fee. The Company uses earned trade dollars to purchase various goods and services required in its operations. All barter transactions are reported at the estimated fair value of the products or services received.

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Transaction fees are recognized upon receipt of transactional information accumulated by our systems or reported by our clients. Membership fees, monthly maintenance fees, finance charges, and other fees are billed monthly to members’ accounts, and are recognized in the month the revenue is earned.

G.       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN, Inc. (from the acquisition date of February 1, 2007 through December 31, 2007). Significant inter-company accounts and transactions have been eliminated in consolidation.

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

The allowance for bad debts is maintained at a level that is management’s best estimate of probable bad debts incurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income.

K.       INVENTORY

Inventory consists primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost or fair market value.

L.       EARNED TRADE ACCOUNT

As part of the operations of the subsidiaries, the Company earns trade dollars which are used to purchase goods and services required in operations. This account is increased principally for service, membership and transaction fees, and is decreased by the Company’s purchase of goods and services. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the Company will not use all of the balance.

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

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles,” which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. In 2007 the Company recorded an impairment loss of $36,676 on membership lists related to its Virginia, Memphis, TN and Indiana operations. In 2006 the Company recorded an impairment loss of $243,439 on membership lists related to its Nevada and Modesto, CA operations.

O.       ASSETS HELD FOR INVESTMENT

Assets held for investment consist of various works of art which are valued at the lower of cost or fair market value.

P.       INVESTMENT IN REAL ESTATE

Investment in real estate includes two parcels of undeveloped land valued at $26,000, and deeded vacation timeshares valued at $2,695. Both are valued at the lower of cost or fair market value.

Q.       INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

R.       CONCENTRATIONS OF CREDIT RISK

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2007 and 2006, respectively, the Company had approximately $835,786 and $556,473 in cash balances at financial institutions which were in excess of the FDIC insured limits.

Accounts Receivable

The Company grants credit to its customers, all of whom are members of Continental Trade Exchange, National Trade Association and INLM CN. Customers are principally located throughout California, Colorado, Connecticut, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New York, Ohio, Tennessee, Virginia, Washington DC, Wisconsin, and Toronto, Canada. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

S.       SEGMENT REPORTING

The Company operates in one segment and, therefore, segment information is not presented.

T.       ADVERTISING

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $334,028 and $158,135 for the years ended December 31, 2007 and 2006, respectively.

U.       COMPREHENSIVE INCOME

FAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity. Other comprehensive income transactions that currently apply to the Company result from unrealized gains or losses on equity investments, and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary INLM CN, Inc. of Canada.

V.       FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses of $12,863 resulting from the changes in exchange rates during 2007 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

W.       LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2007 and 2006 there were 6,477,528 and 10,940,862 common share equivalents outstanding which consisted of:

	2007	2006
Shares issuable upon the
conversion of notes payable	2,907,528	6,390,862
Shares issuable upon the
exercise of warrants	2,750,000	3,500,000
Shares issuable upon the
conversion of stock options	820,000	1,050,000
	6,477,528	10,940,862

These shares were not included in the computations of loss per share because their effect was anti dilutive.

X.       RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2007 IMS adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement clarification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this pronouncement did not have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes, measures, and discloses the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

Y.       RECLASSIFICATION

The Company has reclassified general and administrative, and occupancy expenses for 2006 for consistency in presentation with 2007, as follows:

	December 31, 2006
	As Reported	As Restated
Consolidated Statement of Operations

General and administrative	$1,388,059	$1,557,795

Occupancy	$761,040	$591,304

NOTE 2 - MARKETABLE SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined as the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined as the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2007 and 2006 are as follows:

	2007	2006
Available for sale securities:
Cost	$90,434	$79,831
Unrealized gain	27,946	25,499
Marketable equity securities
classified as current	$118,380	$105,330

8

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Unrealized gain (loss)	$2,447	$10,349

The investment in marketable equity securities has been pledged to secure the liability for deferred compensation (Note 8).

NOTE 3 -                      ACQUISITIONS

A.
On March 31, 2006, IMS purchased selected assets of Master Trade of Los Gatos, CA for $75,000. Terms of the acquisition included a down payment of $40,000. IMS issued 70,000 shares of its common stock guaranteed at $35,000 ($.50 per share).

Purchase price	$75,000
Accounts receivable	$10,000
Furniture and equipment	2,000
Member list	63,000
Total assets acquired	$75,000

B.       On March 31, 2006, IMS purchased for cash from Southern Barter Exchange themembership list of clients located in Memphis, TN for $25,000.

Purchase price	$5,000
Accounts receivable	$1,200
Member list	23,800
Total assets acquired	$25,000

C.
On April 7, 2006, IMS purchased selected assets of Trade Exchange of the Rockies of Golden, CO for $720,000. Terms of the acquisition included a down payment of $500,000 and a note payable for $100,000. The note was paid in full. IMS issued 240,000 shares of common stock guaranteed at $120,000 ($.50 per share). The purchase price included scrip and showroom merchandise that was sold to the membership.

Purchase price	$720,000
Accounts receivable	$11,000
Inventory	135,000
Furniture and equipment	60,000
Member list	514,000
Total assets acquired	$720,000

D.
On June 1, 2006, IMS purchased selected assets of Barter Indiana Group of Indianapolis, IN for $103,000. Terms of the acquisition included a down payment of $75,000 and $15,000 in trade dollars. IMS issued 20,000 shares of common stock at $13,000 based on the bid price on the transaction date.

Purchase price	$103,000
Accounts receivable	$3,000
Furniture and equipment	3,000
Member list	97,000
Net assets acquired	$103,000

E.
On September 29, 2006, IMS entered into a Share-Exchange Agreement for the acquisition of all outstanding shares of National Trade Association, Inc. (d.b.a. Illinois Trade Association), an Illinois Corporation. The cash purchase price was $4,600,000.

Purchase price	$4 ,600,000
Cash	$8,595
Accounts receivable	519,261
Prepaid expenses	20,000
Furniture and equipment	150,000
Member list	4,524,000
Goodwill	1,500,000
Investment in real estate	3,445
Liabilities assumed	(625,301)
Deferred tax liability	1,500,000)
Net assets acquired	$4,600,000

F.
On August 9, 2006 IMS acquired an option to purchase the assets of New York Commerce Group (formerly Barter Advantage). During the option period, the companies will operate under a revenue-sharing arrangement. The term of the option is 2 years. Initial payment was $112,500 of which $100,000 was paid in cash. The remaining $12,500 will be paid in the form of 16,667 shares of IMS common stock guaranteed at $.75 per share. The balance of the payment is due in two years and will be based on the gross revenue generated at that time.

8

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.
On February 1, 2007 the Company entered into a Share-Exchange agreement for the acquisition of all outstanding shares of Alliance Barter, Inc., a New York corporation with offices in Rochester, NY and Toronto, Canada, for $2,500,000. IMS issued 3,333,333 shares of common stock guaranteed at $2,500,000 ($.75 per share).

Purchase price	$2,500,000
Cash	$498,452
Accounts receivable	116,972
Furniture and equipment	87,235
Member lists	1,927,341
Goodwill	650,000
Liabilities assumed	(130,000)
Deferred tax liability	(650,000)
Net assets acquired	$2,500,000

H.	On September 1, 2007, the Company purchased selected assets of Barter Partners of St. Joseph, Michigan for $50,000. IMS issued 50,000 shares of common stock guaranteed at $50,000 ($1.00 per share).

Purchase price	$50,000
Accounts receivable	$4,400
Member list	45,600
Total assets acquired	$50,000

I.
On September 30, 2007, the Company purchased selected assets of Kansas Trade Exchange of Wichita, Kansas for $600,000. Terms of the acquisition included a note payable for $300,000 with 36 monthly payments of $9,126, and 300,000 shares of IMS common stock guaranteed at $300,000 ($1.00 per share). The shares will be issued in three annual installments starting in January 2008.

Purchase price	$600,000
Accounts receivable	$27,400
Furniture and equipment	8,000
Member list	564,600
Total assets acquired	$600,000

8

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.
On September 30, 2007, the Company purchased selected assets of Synergy Trade Exchange of Louisville, Kentucky for $165,000. Terms of the acquisition included a down payment of $10,000 and a note payable for $155,000 with 15 monthly payments of $10,751.

Purchase price	$165,000
Accounts receivable	$11,500
Furniture and equipment	5,000
Member list	148,500
Total assets acquired	$165,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2007 and January 2006, respectively:

	2007	2006
Gross revenue	$15,341,572	$13,241,854
Total expenses	(15,361,959)	(13,157,345)
Net income (loss) before taxes	$(20,387)	$84,509
Earnings per share	$(0.00)	$0.00

NOTE 4 -                      INTANGIBLE ASSETS

Intangible assets consist of membership lists, goodwill and a covenant not to compete, and for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Membership lists	$12,517,176	$10,074,573
Impairment	(36,676)	(243,439)
Accumulated amortization	(2,518,346)	(1,326,075)
Net	$9,962,154	$8,505,059

Covenant not to compete	$89,300	$89,300
Accumulated amortization	(74,417)	(44,650)
Net	$14,883	$44,650

Goodwill	$3,448,602	$2,798,601
Accumulated amortization	(13,123)	(13,123)
Net	$3,435,479	$2,785,478

Aggregate amortization expense on intangible assets was $1,222,041 and $696,371 for the years ended December 31, 2007 and 2006, respectively. In 2007 the Company recorded an impairment loss of $36,676 on membership lists related to its Virginia, Memphis, TN and Indiana operations. In 2006 the Company recognized a $243,439 impairment loss of the membership list related to its California and Nevada operations. Estimated future amortization expense is as follows:

2008	$1,274,210
2009	1,259,326
2010	1,259,326
2011	1,244,798
2012	1,201,274
thereafter	3,723,220
$9,962,154

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2007 and 2006:

	2007	2006
Office furniture, equipment,
computers and software	$1,724,643	$937,218
Leasehold improvements	211,202	135,548
	1,935,845	1,072,766
Accumulated depreciation	(666,582)	(424,882)
	$1,269,263	$647,884

Depreciation expense during the years ended December 31, 2007 and 2006 was $243,326 and $183,691, respectively.

NOTE 6 -                      NOTES PAYABLE

CTE has an unsecured revolving credit line of $100,000 with a financial institution, with no maturity date and an interest rate of prime plus 1.25%. The balance was paid in full as of December 31, 2006.

CTE has an unsecured business credit line of $122,000 with a financial institution, with no maturity date and an interest rate of prime plus 6%. The balance was paid in full as of December 31, 2006.

In connection with its acquisition of Trade Systems Interchange, CTE had an unsecured loan payable to an individual in the amount of $60,000, due December 2008, with interest at 9%. The balance was paid in full as of December 31, 2006. The owner of DWW Software is also a shareholder in the Company.

A former subsidiary of the Company had an unsecured $100,000 loan payable to an individual arising from the Company's purchase of JMG during April 2001. IMS assumed the outstanding balance when operations of the subsidiary were discontinued. The balance was paid in full as of December 31, 2006.

CTE had an unsecured business loan with a partnership. The balance was paid in full as of December 31, 2006.

A former subsidiary of the Company carried an unsecured business loan with a financial institution which IMS assumed when operations of the subsidiary were discontinued. The balance was paid in full as of December 31, 2006.

CTE has an unsecured $50,000 business credit line with a financial institution. The balance was paid in full as of December 31, 2006.

CTE has an unsecured $48,000 business credit line with a credit card company. The balance was paid in full as of December 31, 2006.

CTE had an unsecured note payable to the former owner of Barternet, a California company purchased in 2003. The face value of the original note was $69,300, discounted at 7.5% to $62,444. The balance was paid in full as of December 31, 2006.

In connection with the purchase of Barternet in 2003, the Company assumed an unsecured note payable to an individual with maturity in February 2010 and monthly payments of $2,500. The face value of the original note was $207,500, discounted at 7.5% to $161,510. The balance as of December 31, 2007 is $65,000, discounted to $59,821, and $95,000, discounted to $84,328 as of December 31, 2006. The discount is being amortized over the life of the promissory notes as additional interest expense. During the years ended December 31, 2007 and 2006, the Company recorded interest expense from the discounts of $5,493 and $7,259, respectively.

In conjunction with the acquisition of International Barter Network of New York, CTE assumed an unsecured note payable of $19,500 to a financial institution, with interest of 6.25%. The balance was paid in full as of December 31, 2006.

IMS purchased an automobile through a financial institution in April of 2003. Monthly payments included interest at 8.75%. The balance was paid in full as of December 31, 2006.

In connection with the acquisition of Barter Network, Inc., CTE issued a note payable secured by shares of common stock, guaranteed at $.50 per share. Monthly payments of $6,754 included interest at 6%. On December 31, 2006 the remaining balance of $145,329 was satisfied with the redemption of 310,846 shares of common stock, at $.50 per share.

In connection with the acquisition of California Barter Exchange, CTE issued an unsecured note payable to the former owners. Terms included thirty-two monthly payments of $6,000 including interest at 7.5%, a balloon payment of $8,000 on April 7, 2007, plus accrued interest. The balance outstanding was $0 and $9,888 as of December 31, 2007 and 2006, respectively.

In connection with the acquisition of California Barter Exchange, CTE assumed an unsecured note payable to a financial institution. The balance was paid in full as of December 31, 2006.

In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued an unsecured note payable to the former owner, with maturity in June 2008 and monthly payments of $9,722. The face value of the original note was $350,000, discounted at 7.5% to $312,500. The balance as of December 31, 2007 is $58,333 discounted to $57,076, and as of December 31, 2006 was $175,000, discounted to $165,015. The discount is being amortized over the life of the note as additional interest expense. During the years ended December 31, 2007 and 2006 the Company recorded interest expense from the discount of $8,728 and $16,515, respectively.

In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued an unsecured note payable for a covenant not to compete with maturity in June 2008 and monthly payments of $2,778. The face value of the original note was $100,000, discounted at 7.5% to $89,300. The balance as of December 31, 2007 is $16,667 discounted to $16,308 and as of December 31, 2006 was $50,000, discounted to $47,151. The discount is being amortized over the life of the note as additional interest expense. During the years ended December 31, 2007 and 2006 the Company recorded interest expense from the discount of $2,490 and $4,712, respectively.

In 2005, two private investors loaned $1,050,000 to IMS. Due dates of the notes ranged from March to November 2007, with quarterly interest payments of 10%. The notes were convertible to 3,500,000 shares of IMS stock at $.30 per share at the holder’s option. The value of the convertible feature on the notes was calculated to be $84,333 and treated as a discount and amortized over the life of the notes. During 2007 all of the notes were converted to 3,500,000 shares of IMS common stock at $.30 per share. As of December 31, 2007 the discounted balance of the notes is $0, and as of December 31, 2006 it was $1,032.983.

In 2005 IMS issued an unsecured note payable to a private investor in the amount of $110,000. Monthly payments included interest at 10%. The balance was paid in full as of December 31, 2006.

In 2006 a private investor loaned $1,200,000 to IMS. Due dates of the notes range from March to September 2008, with quarterly interest payments of 10%. The notes are convertible to 1,883,334 shares of IMS stock at $.30 per share, and 1,024,194 shares of IMS stock at $.62 per share, at the option of the holder. The value of the convertible feature on the notes was calculated to be $39,833 and treated as a discount which is being amortized over the life of the note. As of December 31, 2007 the discounted balance of the notes is $1,195,277, and as of December 31, 2006 it was $1,175,197.

In 2006 IMS issued an unsecured note payable to a private investor in the amount of $1,465,000 with a maturity date of December 2009, monthly payments of $45,000, and interest at 10%. The balance outstanding was $943,370 and $1,365,803 as of December 31, 2007 and 2006, respectively.

In 2007 in connection with the acquisition of Kansas Trade Exchange, CTE issued an unsecured note payable for $300,000 to the former owners. Terms include thirty-six monthly payments of $9,267 including interest at 6% beginning January 10, 2008. The balance outstanding was $300,000 as of December 31, 2007.

In 2007 in connection with the acquisition of Synergy Trade Exchange, CTE issued an unsecured note payable for $155,000 to the former owners. Terms include fifteen monthly payments of $10,751 including interest at 6.0% beginning October 20, 2007. The balance outstanding was $124,921 as of December 31, 2007.

8

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s notes payable is as follows:

	Balance as of	Current	Long-term
	December 31, 2007	Portion	Portion
Private investors	$2,143,371	$1,666,667	$476,704
Individual	57,076	57,076	-
Individual	59,821	26,410	33,411
Individual	16,308	16,308	-
Individual	300,000	94,078	205,922
Individuals	124,921	124,921	-
	2,701,497	1,985,460	716,037
Discounts	(4,723)	(4,723)	-
	$2,696,774	$1,980,737	$716,037

The aggregate amount of maturities of long-term debt for each of the next four years is as follows:

2008	$1,985,460
2009	605,042
2010	106,272
2011	-
$2,696,774

Interest expense for the years ended December 31, 2007 and 2006 was $342,855 and $358,583, respectively.

NOTE 7 -                      NOTES PAYABLE, RELATED PARTY

From time to time officers and stockholders of the Company have loaned funds to IMS. Aggregate monthly payments are $7,000 including interest at 10% in 2007 and 10% to 12% in 2006.

	2007	2006
Balance January 1	$110,024	$291,677
New loans during the year	-	20,000
Repayments during the year	(110,024)	(201,653)
Balance December 31	$-	$110,024

These loans were paid in full during the year ended December 31, 2007.

NOTE 8 -                      DEFERRED COMPENSATION

As part of the acquisition of Tradecard, Inc., the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after her retirement.

The present value, using an after-tax interest factor of 7% of future payments required under the agreement, is being charged to operations over the period of active employment until the employee reaches her retirement date in approximately five years.

Assets intended to fund this liability include an investment in marketable securities (Note 2) with a balance of $118,380 and $105,331 as of December 31, 2007 and 2006, respectively, and a life insurance policy with a $300,000 death benefit and a cash surrender value as of December 31, 2007 and 2006, of $37,056 and $33,058, respectively. All incidents of ownership accrue to the Company, which is the designated beneficiary. There are no loans outstanding on the insurance policy, but the cash surrender value has been pledged by the Company to secure the liability for deferred compensation.

NOTE 9 - INCOME TAXES

Income tax expense for the years ended December 31, 2007 and 2006 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as the impairment loss of the membership list and 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as charitable contributions and depreciation, as well as the effects of different financial accounting and tax bases of certain assets.  In addition, proceeds from the liquidation of the cash surrender value of a life insurance policy are included as income for tax purposes, but not in the financial statements.

Income tax expense consists of the following components:

	Years Ended December 31
	2007	2006
Currently payable - state	$27,000	$8,500
Currently payable - Federal	122,000	-
Deferred - state	(36,669)	21,000
Deferred - federal	(167,100)	31,061
	$(54,769)	$60,561

8

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the periods ended December 31:

	Years Ended December 31
	2007	2006
Federal income tax	$(170,650)	$(122,800)
State income tax	(32,850)	29,500
Tax effects of:
Nondeductible impairment loss	15,050	82,800
Disallowed meals	10,300	9,370
Disallowed charitable
contributions	-	2,400
Charitable contributions carryover	(1,800)
Proceeds from liquidation of
insurance policy	-	48,600
Depreciation and amortization
variances due to tax basis
and useful life differences	142,581	168,300
Consolidation of National
Trade Association (January 1
through September 30, 2006)	-	(68,000)
Net operating loss carryover	(17,400)	(89,609)
	$(54,769)	$60,561

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2007	2006
Deferred income tax liabilities:
Difference in tax basis of
membership lists and goodwill	$2,550,000	$2,065,000
Deferred income taxes	$2,550,000	$2,065,000

NOTE 10 – STOCKHOLDER EQUITY

On February 21, 2006 the Company completed a private placement of 236,635 shares of common stock, par value $0.001 per share, with a private investor. Gross proceeds were $50,000. On April 11, 2006 the Company completed a private placement of 2,700,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $1,000,000. After legal fees of $15,000 the net proceeds were $985,000. On May 11, 2006 the Company completed a private placement of 7,000,000 shares of common stock, par value $0.001 per share, with an institutional investor. In addition the Company issued warrants to purchase 3,500,000 shares at $.55 per share. The warrants are valid until May 31, 2011. Gross proceeds were $3,000,000. After legal fees of $12,000 net proceeds were $2,988,000. On May 25, 2006 the Company completed a private placement of 100,000 shares of common stock, par value $0.001 per share, with an institutional investor. Gross proceeds were $45,000. These transactions totaled 10,036,365 shares and netted $4,068,000.

960,750 shares of IMS treasury stock were purchased by the Company in 2006 for $462,700.

15,000 shares of common stock and 30,000 shares of treasury stock were issued to investor relation firms in 2006. 50,000 shares of treasury stock were issued to the outside members of the Board of Directors. Total fair value was $32,050.

16,667 shares of IMS treasury stock were issued as part of the purchase option for New York Commerce Exchange. 330,000 shares of treasury stock were issued as part of the purchase of three trade exchanges. 346,667 total shares were issued with a fair value of $180,500.

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

In 2006 the Company recognized a beneficial conversion on the convertible notes payable in the amount of $39,833.

On April 5, 2006, 80,000 shares of common stock, par value $0.0001 per share, were returned by a private party, and were cancelled and retired.

Cash received on the subscription receivable in 2006 was $26,605.

The stock guarantee liability was reduced by $1,981,750 during 2006 pursuant to the terms of seven asset purchase agreements, payments made to redeem shares, and releases from certain owners of guaranteed stock. The liability increased by $155,000 for two acquisitions in April of 2006. The net reduction was $1,826,750.

In 2007, 3,683,333 shares of common stock were issued as part of the purchase of three trade exchanges. The fair value of the shares was $2,850,000.

On March 20, 2007, 750,000 warrants were exercised for IMS common stock. IMS received cash in the amount of $412,500 ($.55 per share).

In 2007, $1,030,000 of convertible notes payable was converted to 3,433,334 shares of IMS common stock, at $.30 per share.

25,000 shares of common stock were issued to investor relation firms in 2007. 50,000 shares of common stock were issued to the outside members of the Board of Directors. Total fair value was $48,250

On December 18, 2007, 25,000 shares of treasury stock were issued for options that were exercised in 2004, but remained unissued until 2007.

In 2007, 190,000 options were exercised for shares of IMS treasury stock. IMS received $29,000 in cash.

On August 2, 2007 IMS issued 75,000 shares of IMS treasury stock to acquire the source code for our proprietary software, at a fair value of $50,000.

Cash received on the subscription receivable in 2007 was $10,821.

The stock guarantee liability was reduced by $120,000 during 2007 pursuant to the release from an owner of guaranteed stock. The liability increased by $2,850,000 for three acquisitions in 2007. The net increase was $2,730,000.

In 2007 marketable securities had an unrealized gain of $4,049 and the cash surrender value had an unrealized loss of $1,602, resulting in other comprehensive income of $2,447.

The effect of the exchange rate on the currency conversion between our U.S. and Canadian offices resulted in an equity adjustment increase of $12,863 for 2007.

Effective January 1, 2006 the Company adopted SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

A summary of the status of Company’s fixed stock option plan as of December 31, 2007 and 2006, and the changes during the years then ended is presented below:

	December 31, 2007		December 31, 2006
		Weighted Average		Weighted Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at
beginning of period	1,050,000	$0.16	3,282,000	$0.39
Granted	-	$-	-	$-
Purchased	(190,000)	$0.15	(416,000)	$0.50
Forfeited	-	$-	-	$-
Expired	(40,000)	$0.13	(1,816,000)	$0.50
Outstanding at end of period	820,000	$0.16	1,050,000	$0.16

Options exercisable at
period end	820,000

Weighted average fair value
of options granted to
employees during the year	$-

As of December 31, 2007 there were 820,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.09 years, and a weighted average exercise price of $.16.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the years ended December 31, 2007 and 2006:

	2007	2006
Net income (loss)
As reported	$(414,290)	$(421,652)
Fair value of stock options	-	-
Pro Forma	$(414,290)	$(421,652)
Basic earnings per common share
As reported	$(0.01)	$(0.01)
Pro Forma	$(0.01)	$(0.01)

Warrants In May 2006 the Company issued 3,500,000 fully vested warrants with an option price of $.55, which expire in May, 2011. 750,000 warrants were exercised in March 2007. Proceeds were $412,500. The remaining balance as of December 31, 2007 is 2,750,000.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The original lease commenced October 1, 2002 and extends through September 30, 2008. Lease payments are $7,500 monthly plus certain operating costs, including sales and use taxes, insurance, utilities, maintenance, and non-structural repairs. Total payments in 2007 were $90,000, and $76,500 in 2006.

From time to time officers and stockholders of the Company have loaned funds to IMS. Aggregate monthly payments are $7,000 including interest at 10% in 2007 and 12% in 2006.

	2007	2006
Balance January 1	$110,024	$291,677
New loans during the year	-	20,000
Repayments during the year	(110,024)	(201,653)
Balance December 31	$-	$110,024

These loans were paid in full in the year ending December 31, 2007.

On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling, Chief Financial Officer of IMS, in exchange for a copy of the source code of the software package called TradeWorkswhich he developed. The cost of the source code was $50,000. Shares were issued from the company’s treasury stock.

On July 31, 2007, 50,000 of shares of IMS common stock were issued to the five outside members of the board of directors (10,000 shares each), as annual compensation with a fair value of $35,000 ($7,000 each).

In 2007 and 2006, Patricia Katisch, our Corporate Secretary, was paid $480 and $598 respectively to produce and distribute the corporate minutes.

8

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2013. Total rent expense for all operating leases for 2007 and 2006 is summarized as follows:

	2007	2006
Related party lease	$90,000	$76,500
Office leases	668,122	380,345
Vehicle leases	16,548	17,380
	$774,670	$474,225
Minimum future lease commitments as of December 31, 2007, are summarized as follows:

	Office
Year ending December 31	Facilities	Vehicles
2008	$621,464	$18,127
2009	479,042	8,921
2010	474,822	5,310
2011	179,481	-
thereafter	256,739	-
	$2,011,548	$32,358

Employment Agreements

The Company has employment agreements with key employees, including the chief executive officer, the chief financial officer, and the senior vice presidents, pursuant to which these employees will receive base salaries in 2008 of $230,000, $190,000, $175,000 and $165,000, plus commissions and bonuses at the discretion of the chief executive officer. Each contract is for a term of three years, and will be automatically extended for additional one-year periods thereafter, unless terminated by the Company or by the employee.

The agreements also provide for the issuance of stock options at the chief executive officer’s discretion. All agreements contain a change of control provision. In the event of a merger, acquisition of the Company or sale of substantially all of its assets, the chief executive officer’s contract provides for compensation equal to two years' salary plus a lump sum payment of $400,000. The chief financial officer and senior vice presidents will receive compensation equal to one year's salary plus lump sum payments of $200,000 each.

NOTE 13 - SUBSEQUENT EVENTS

On January 7, 2008 IMS repurchased 229,333 shares of common stock at $.75 per share using restricted cash, thereby releasing $172,000 of the guarantee.

On February 26, 2008, a former employee of the company’s Connecticut office filed a lawsuit with the Equal Employee Opportunity Commission – Connecticut Commission on Human Rights and Opportunities, alleging that her termination from the company was based on age discrimination. The lawsuit is in the initial stages and no specific claim for damages has been specified in the suit. The Company believes the lawsuit is without merit and intends to vigorously oppose any settlement.

8