Form 10KSB/A
period 2007-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2008-04-03
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)

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

INTERNATIONAL MONETARY SYSTEMS, LTD.

Form 10-KSB Annual Report

Explanatory Note - Restatement of Audited Financial Statements

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the years ended December 31, 2007 and 2006 (Annual Report), to restate the liability section of our consolidated financial statements for the year ended December 31, 2007 and the related disclosures appearing in Item 6 of the 2007 Annual Report, in order to correct an error in the classification of the current and long-term portions of common stock subject to guarantees. Further information on the restatement can be found in Note 14, “Restated Financial Statements” to the accompanying consolidated, audited financial statements and in our previously issued Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2008 (the “Restatement 8-K”).

Following our analysis of the financial effects of the restatement and a review of this analysis by our independent auditor, we have determined that the adjustments required in order to reflect the restatement in our interim, unaudited financial statements for the first, second and third quarters of 2007 would not be material. Accordingly, we will not restate our interim, unaudited financial statements for the first, second and third quarters of 2007 and will not file amendments to our quarterly reports on Form 10-QSB for these periods.

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

Five of those acquisitions were consummated during 2007. In February 2007, IMSL completed an Agreement and Plan of Merger for the acquisition of all outstanding shares of Alliance Barter, Inc., a New York Corporation. As part of the same agreement IMSL acquired the Canadian office of Alliance Barter in Toronto. In September 2007 IMSL acquired the membership list and assets of Barter Partners of St. Joseph, Michigan. Also in September 2007, IMSL acquired the membership list and assets of Kansas TradeExchange of Wichita, Kansas. Again in September 2007, IMSL acquired the membership list and assets of Synergy Trade Exchange of Louisville, Kentucky. With the addition of these five client bases, the IMS barter network now boasts a membership roster totaling over 18,000 businesses.

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

Current liabilities increased by $974,694, or 32%, from $3,003,775 in 2006 to $3,978,469 at the end of 2007. Current and long-term notes payable consist of various notes to former owners of acquired trade exchanges, or to investors who funded acquisitions. Long-term debt increased during 2007 because we issued stock subject to guarantee for the purchase of Alliance Barter. At the end of 2007, long-term debt was $5,292,037, compared to $4,420,755 in 2006, an increase of 20%. Total liabilities increased 25%, from $7,424,530 in 2006 to $9,270,507 in 2007.

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

ITEM 7 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of Webb and Company, P.A., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-30.

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

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: April 1, 2008	By:	/s/ DONALD F. MARDAK

Donald F. Mardak, President
(Principal Executive Officer)

Dated: April 1, 2008	By:	/s/ DANNY W. WEIBLING, CPA

Danny W. Weibling, Treasurer
(Principal Financial Officer)

In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ DONALD F. MARDAK	Chief Executive Officer,	April 1, 2008
President (Principal
Donald F. Mardak	Executive Officer)
and Director

/s/ DALE L. MARDAK	Senior Vice President	April 1, 2008
and Director
Dale L. Mardak

/s/ JOHN E. STRABLEY	Executive Vice President	April 1, 2008
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
New Berlin, Wisconsin

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. and Subsidiaries as of December 31, 2007 (restated) and December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholder equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and Subsidiaries at December 31, 2007 (restated) and December 31, 2006, and the results of its operations and comprehensive income, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P. A.

Boynton Beach, Florida
March 29, 2008 except note 14 dated April 1, 2008

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31

	2007	2006
ASSETS	(restated)
Current assets
Cash	$812,365	$930,962
Restricted cash	483,443	-
Marketable securities	118,380	105,330
Accounts receivable, net of allowance for doubtful
accounts of $739,540 in 2007 and $649,926 in 2006	1,516,938	1,644,299
Earned trade account	314,928	-
Prepaid expenses	112,233	227,835
Inventory	33,839	33,839
Total current assets	3,392,126	2,942,265

Property and equipment, net	1,269,263	647,884

Other assets
Membership lists, net	9,962,154	8,505,059
Goodwill	3,435,479	2,785,478
Covenant not to compete, net	14,883	44,650
Purchase option	112,500	112,500
Assets held for investment	99,298	99,298
Investment in real estate	28,695	33,695
Cash surrender value	37,056	33,058
Total other assets	13,690,065	11,613,738

Total assets	$18,351,454	$15,203,887

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31
	2007	2006
LIABILITIES AND STOCKHOLDER EQUITY	(restated)
Current liabilities
Accounts payable	$324,808	$308,172
Accrued compensation	377,515	318,965
Accrued payroll taxes	99,602	52,138
Accrued sales taxes	51,807	47,567
Accrued income taxes	149,000	50,000
Trade payable	-	316,299
Current portion of notes payable	1,980,737	1,645,610
Current portion of notes payable, related party	-	110,024
Current portion of common stock subject to guarantees	995,000	155,000
Total current liabilities	3,978,469	3,003,775

Long-term liabilities
Notes payable, less current portion	716,037	2,234,755
Common stock subject to guarantees, less current portion	1,890,000	-
Deferred compensation	136,000	121,000
Deferred income taxes	2,550,000	2,065,000
Total long-term liabilities	5,292,037	4,420,755

Total liabilities	9,270,506	7,424,530

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, none outstanding	-	-
Common stock, $.0001 par value; 280,000,000 shares
authorized, 60,565,436 and 52,623,769 shares
issued and outstanding, respectively	6,057	5,263
Paid in capital	10,901,944	9,291,988
Treasury stock, 1,276,542 and 1,566,542 shares
outstanding, respectively	(547,241)	(626,241)
Subscription receivable	(31,196)	(42,017)
Accumulated other comprehensive income	15,310	-
Accumulated deficit	(1,263,926)	(849,636)
Total stockholder equity	9,080,948	7,779,357

Total liabilities and stockholder equity	$18,351,454	$15,203,887

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

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
For the Years Ended December 31

							Accumulated			Treasury		Total
	Preferred Stock		Common Stock		Paid in	Subscription	Comprehensive	Deferred	Accumulated	Stock		Stockholder
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2005	-	$ -	41,925,558	$ 4,224	$ 3,002,114	$ (68,622)	$ -	$ (2,043)	$ (427,984)	(1,244,904)	$(423,090)	$ 2,084,599
Net loss for 2006	-	-	-	-	-	-	-	-	(421,652)	-	-	(421,652)
Stock offering	-	-	10,036,365	1,004	4,066,996	-	-	-	-	-	-	4,068,000
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(960,750)	(462,700)	(462,700)
Stock issued for services	-	-	15,000	1	3,000	-	-	-	-	80,000	29,049	32,050
Shares issued in conjunction with
the acquisition of businesses	-	-	-	-	-	-	-	-	-	346,667	180,500	180,500
Warrants redeemed	-	-	-	-	-	-	-	-	-	200,000	50,000	50,000
Options exercised	-	-	416,000	42	207,958	-	-	-	-	-	-	208,000
Shares issued as collateral, redeemed
upon payment of debt	-	-	310,846	-	145,329	-	-	-	-	(67,555)	-	145,329
Deferred stock compensation	-	-	-	-	-	-	-	2,043	-	-	-	2,043
Beneficial conversion on notes payable	-	-	-	-	39,833	-	-	-	-	-	-	39,833
Shares cancelled	-	-	(80,000)	(8)	8	-	-	-	-	80,000	-	-
Subscription receivable	-	-	-	-	-	26,605	-	-	-	-	-	26,605
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	1,826,750	-	-	-	-	-	-	1,826,750
Balance, December 31, 2006	-	-	52,623,769	5,263	9,291,988	(42,017)	-	-	(849,636)	(1,566,542)	(626,241)	7,779,357
Foreign currency translation adjustment	-	-	-	-	-	-	12,863	-	-	-	-	12,863
Unrealized gain on available for sale
securities	-	-	-	-	-	-	2,447	-	-	-	-	2,447
Net loss for 2007	-	-	-	-	-	-	-	-	(414,290)	-	-	(414,290)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(398,980)
Stock issued for services	-	-	75,000	8	48,242	-	-	-	-	-	-	48,250
Stock issued for software	-	-	-	-	-	-	-	-	-	75,000	50,000	50,000
Shares issued in conjunction with
the acquisition of businesses	-	-	3,683,333	368	2,849,632	-	-	-	-	-	-	2,850,000
Warrants redeemed	-	-	750,000	75	412,425	-	-	-	-	-	-	412,500
Options exercised	-	-	-	-	-	-	-	-	-	190,000	29,000	29,000
Options exercised for 2004, unissued										25,000	-	-
Shares issued on conversion of
notes payable	-	-	3,433,334	343	1,029,657	-	-	-	-	-	-	1,030,000
Subscription receivable	-	-	-	-	-	10,821	-	-	-	-	-	10,821
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	(2,730,000)	-	-	-	-	-	-	(2,730,000)
Balance December 31, 2007	-		$60,565,436	$ 6,057	$ 10,901,944	$ (31,196)	$ 15,310	$ -	$ (1,263,926)	(1,276,542)	$(547,241)	$ 9,080,948

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2007	2006
Unrealized gain (loss)	$ 2,447	$ 10,349

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
$9,962,154

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 – RESTATED FINANCIAL STATEMENTS (restated)

The Company has restated its December 31, 2007 financial statements to reclassify the current and long-tem portions of common stock subject to guarantees.  This reclassification had no effect on our net loss, loss per share, cash flows or stockholder equity. A summary of the changes is as follows:

Balance Sheet	As Reported	As Restated

LIABILITIES

Current liabilities
Current portion of common stock subject to guarantees	652,664	995,000
Total current liabilities	3,636,133	3,978,469

Long-term liabilities
Common stock subject to guarantees, less current portion	2,232,336	1,890.000
Total long term liabilities	5,634,373	5,292,037