Form 10-Q
period 2008-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2008-05-19
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30853

INTERNATIONAL MONETARY, LTD.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1924096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16901 West Glendale Drive, New Berlin, Wisconsin 53151
(Address of principal executive offices)

(262) 780-3640
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of May 12, 2008 was 61,115,436.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (March 31, 2008 - Unaudited)

	Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2008 and 2007	5

	Condensed Consolidated Statement of Changes in Stockholders Equity - Three Months Ended March 31, 2008	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 -	Controls and Procedures	18

Part II.	Other Information	19

Item 1A -	Risk Factors

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults on Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 6 -	Exhibits

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31,
	(UNAUDITED)	2007

ASSETS
Current assets
Cash	$695,184	$812,365
Restricted cash	432,626	483,443
Marketable securities	110,418	118,380
Accounts receivable, net	1,113,979	1,516,938
Earned trade account	695,670	314,928
Prepaid expenses	111,004	112,233
Inventory	33,839	33,839

Total current assets	3,192,720	3,392,126

Net furniture and equipment	1,229,342	1,269,263

Other assets

Membership lists, net	9,647,413	9,962,154
Goodwill	3,435,479	3,435,479
Covenant not to compete, net	7,442	14,883
Purchase option	112,500	112,500
Assets held for investment	99,298	99,298
Investment in real estate	26,000	28,695
Cash surrender value	38,456	37,056

Total other assets	13,366,588	13,690,065

Total assets	$17,788,650	$18,351,454

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31,
	(UNAUDITED)	2007
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$991,733	$1,002,732
Current portion of notes payable	2,145,259	1,980,737
Current portion of common stock
subject to guarantee	983,000	995,000

Total current liabilities	4,119,992	3,978,469

Long-term liabilities
Notes payable net, less current portion	557,596	716,037
Common stock subject to guarantee, less current portion	1,730,000	1,890,000
Deferred compensation	139,750	136,000
Deferred income taxes	2,407,000	2,550,000

Total long-term liabilities	4,834,346	5,292,037

Total liabilities	8,954,338	9,270,506

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized, 60,565,436 and 60,565,436
issued and outstanding March 31, 2008
and December 31, 2007 respectively	6,057	6,057
Paid in capital	11,073,944	10,901,944
Treasury stock, 1,505,875 and 1,276,542
shares outstanding, respectively	(719,241)	(547,241)
Subscription receivable	(31,667)	(31,196)
Accumulated other comprehensive gain	52	15,310
Accumulated deficit	(1,494,833)	(1,263,926)

Total stockholder equity	8,834,312	9,080,948

Total liabilities and
stockholder equity	$17,788,650	$18,351,454

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended
	March 31,

	2008	2007

Gross revenue	$3,518,839	$3,301,009

Expenses

Payroll, related taxes and employee benefits	2,555,380	2,106,498
General and administrative	445,201	501,963
Occupancy	258,670	227,764
Selling	115,411	156,671
Depreciation	74,869	49,979
Amortization	322,325	286,730
Provision for bad debt	56,252	20,061

Total expenses	3,828,108	3,349,666

Net loss from operations	(309,269)	(48,657)

Other income (expense)
Interest income	4,749	3,225
Interest expense	(66,887)	(111,090)

Total other income (expense)	(62,138)	(107,865)

Loss before income taxes	(371,407)	(156,522)
Income tax expense (benefit)	(140,500)	(93,250)

Net loss	$(230,907)	$(63,272)

Net loss per
common share - basic	$(.00)	$(.00)
- dilutive	$(.00)	$(.00)
Weighted average common
shares outstanding - basic	61,054,996	53,953,523
- dilutive	61,054,996	53,953,523

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(230,907)	$(63,272)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	397,194	336,708
Provision for bad debts	56,252	20,061
Loss on disposal of fixed assets	(277)	-
Accretion of discount on notes payable	4,723	16,149
Deferred compensation	3,750	3,750
Interest on subscription receivable	(471)	-
Changes in assets and liabilities
Accounts receivable	346,706	266,834
Earned trade account	(380,742)	(112,891)
Prepaid expense	1,229	120,564
Accounts payable	(17,806)	(53,101)
Accrued compensation & payroll taxes	187,997	10,770
Accrued sales tax	(41,641)	(39,798)
Accrued income taxes	(139,550)	20,077
Deferred income taxes (net of acquisition)	(143,000)	(116,250)

Net cash provided by
operating activities	43,457	409,601

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	50,817	(120,137)
Capital expenditures	(34,813)	(105,154)
Purchase of marketable securities	(2,250)	(2,250)
Proceeds from sale of real estate	2,695
Cash payments on business acquisitions	-	498,453
Increase in cash surrender value	(1,400)	(1,400)

Net cash provided by
investing activities	15,049	269,512

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to related parties	-	(33,830)
Proceeds from line of credit	210,000	-
Payments on notes payable	(208,640)	(151,271)
Purchase of treasury stock	(172,000)	-
Proceeds from subscription receivable	-	4,392
Proceeds related to issuance of stock	-	412,500

Net cash provided by (used in) financing activities	(170,640)	231,791

Foreign currency translation adjustment	(5,047)	-

Net increase (decrease) in cash	(117,181)	910,904

Cash at beginning of period	812,365	930,962

Cash at end of period	$695,184	$1,841,866

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$66,887	$112,585
Cash paid for income taxes	$142,050	$2,923

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Business acquisitions
Fair value of assets acquired	$-	$3,280,000
Less: Liabilities assumed	-	(130,000)
Stock issued	-	(2,500,000)
Deferred tax liability	-	(650,000)

Net cash paid for acquisitions	$-	$-

Release of stock guarantees	$-	$-

Stock guarantees on acquisitions	$-	$2,500,000

Payment of long term debt with stock	$-	$500,000
 See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the three months ended March 31, 2008

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Sub.	Other	Accum.		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Rec.	Income	Deficit	Shares	Value	Equity

Balances at
December 31, 2007	-	-	60,565,436	$6,057	$10,901,944	$(31,196)	$15,310	$(1,263,926)	(1,276,542)	$(547,241)	$9,080,948

Foreign currency
translation
adjustment	-	-	-	-	-	-	(5,047)	-	-	-	(5,047)

Unrealized loss
on available for
sale securities	-	-	-	-	-	-	(10,211)	-	-	-	(10,211)

Net (loss) three
months ended
March 31, 2008	-	-	-	-	-	-	-	(230,907)	-	-	(230,907)

Net comprehensive
(loss)	-	-	-	-	-	-	-	-	-	-	(246,165)

Guaranteed stock
returned for
restricted cash	-	-	-	-	-	-	-	-	(229,333)	(172,000)	(172,000)

Reclassification
of shares issued
at guaranteed
prices to
liabilities	-	-	-	-	172,000	-	-	-	-	-	172,000

Subscription
receivable	-	-	-	-	-	(471)	-	-	-	-	(471)

Balance,
March 31, 2008	-	-	60,565,436	$6,057	$11,073,944	$(31,667)	$52	$(1,494,833)	(1,505,875)	$(719,241)	$8,834,312
See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10KSB/A for the year ended December 31, 2007 and filed on April 2, 2008.

Principles of Consolidation

The consolidated financial statements for 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc. and INLM Holdings, Inc. (from February 1, 2007). Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 3,570,000 and 3,800,000 stock options and warrants as of March 31, 2008 and 2007 respectively is not included in the diluted loss per share as the effect is anti-dilutive.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Note 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2008, the Company has cash in excess of FDIC insurance of $532,964.

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

NOTE 6 – LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2008, the Company drew $210,000 on a line of credit.

Two convertible notes payable in the amount of $565,000 became due at the end of the first quarter of 2008. Both notes were extended by the lender for 12 months under the same terms.

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

A summary of the status of Company's fixed stock option plan as of March 31, 2008 and the changes during the quarter then ended is presented below:

	March 31, 2008
		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	820,000	$0.16
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-

Outstanding at end of period	820,000	$0.16

Options exercisable at
period end	820,000

Weighted average fair value
of options granted to
employees during the year	$-

As of March 31, 2008 there were 820,000 options outstanding and exercisable, with a weighted average remaining contractual life of .84 years, and a weighted average exercise price of $0.16.

All options had vested prior to January 1, 2006.

STOCK ISSUANCES

The Company redeemed 229,333 shares IMS common stock from the former owner of Alliance Barter, who was paid $172,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

STOCK WARRANTS

As of March 31, 2008 there were 2,750,000 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $.55 per share. The warrants are valid until May 31, 2011.

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

Comprehensive income consisted of the following for the three months ended March 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Net loss	$(230,907)	$(63,272)
Foreign currency translation adjustment	(5,047)	-
Unrealized loss on available for sale securities	(10,211)	-
Comprehensive income (loss)	$(246,165)	$(63,272)

NOTE 10 – PENDING LEGAL PROCEEDINGS

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

There are no other material pending legal proceedings involving IMS or any of its properties.

NOTE 11 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 12 - SUBSEQUENT EVENTS

On April 4, 2008, IMS announced that it had exercised its option to purchase specific assets from New York Commerce Group (NYCG) pursuant to an agreement from September 2006. IMS paid NYCG $100,000 on April 8, 2008. The balance due of approximately $173,000 is payable over the next 8 months.

On April 11, 2008 a private investor exercised warrants, paying $302,500 to IMS in exchange for 550,000 shares ($.55 per share) of common stock, par value $0.0001 per share. The funds will be used as working capital for general business purposes and to continue developing infrastructure.

On April 30, 2008 IMS received $200,000 from a private investor in exchange for an interest-only convertible note, at 10% per annum. After two years the note can be converted into 377,358 shares of IMS common stock at $.53 per share, the fair value of the common stock on the date of the note.

On May 2, 2008, IMS completed its acquisition of the assets of Business Network, Inc. of Hauppauge, New York for $400,000. Terms include a down payment of $200,000 and a $100,000 note to the seller, payable over 18 months with interest of 6% per annum. First payment is due Jun 10, 2008. In addition IMS will issue 133,333 shares of common stock guaranteed to a value of $100,000 ($.75 per share). Assets acquired include the membership list, accounts receivable, computers, furniture and other office equipment.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operations

In the first quarter of 2008, International Monetary Systems continued expanding its sales staff and investing in other infrastructure enhancements. As a result, the company enrolled more than 900 new clients in the quarter. Though this is a somewhat costly endeavor, management believes that the new clients will provide strong organic growth in the future. IMS also continued the conversion of its proprietary accounting and tracking system and added additional personnel to accelerate the finalization of its new interactive online marketplace. Both of these will be rolled out as they are expected to be completed during May and June of this year.

During the quarter ended March 31, 2008, International Monetary Systems generated gross revenue of $3,518,839 compared to $3,301,009 last year, an increase of 6.6%.

Total expenses increased from $3,349,666 in the first quarter of 2007 to $3,828,108 for the same period in 2008. This increase of 14% occurred primarily because of additional overhead costs from prior acquisitions, the expansion of our outside sales force, and the infrastructure expenses described above. As a result, the net loss from operations was $309,269 for the first three months of 2008, compared to a loss of $48,657 for the same period last year. $96,676 of the higher loss in 2008 was a result of the increase of non-cash items such as depreciation, amortization and a higher provision for bad debt. After including the income tax benefit, net loss for the current period was $230,907, compared to $63,272 last year.

The deferred tax benefit represents the adjustment to the deferred tax liability which arises from the differences in basis of acquired membership lists for financial reporting versus tax reporting.

The income tax expense (benefit) consists of:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Income tax expense	$2,500	$23,000
Deferred tax benefit	(143,000)	(116,250)

	$(140,500)	$(93,250)

For the three months ended March 31, 2008, net cash provided by operating activities totaled $43,457, compared to $409,601 for the first quarter of 2007, Operating profit or EBITDA - earnings before interest, taxes, depreciation and amortization - totaled $92,674, a decrease of 68% from the $291,277 reported for the first quarter of 2007. EBITDA is calculated as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Net loss	$(230,907)	$(63,272)
Interest expense	66,887	111,090
Income tax (benefit)	(140,500)	(93,050)
Depreciation	74,869	49,949
Amortization	322,325	286,780

	$92,674	$291,277

Liquidity, Sources of Capital and Lines of Credit

On March 31, 2008, current assets were $3,192,720, and total assets were $17,788,650. Current liabilities were $4,119,992, and total liabilities were $8,954,338, resulting in total shareholder equity of $8,834,312 and a working capital deficiency of $927,272.

At the end of the first quarter of 2008 the Company's unrestricted cash balance was $695,184 compared to $812,365 on December 31, 2007.

In March 2008, the Company drew $210,000 on a line of credit. $100,000 was used as the down payment on the accelerated acquisition of New York Commerce Group. The balance will be used for operations and the continuing development of our web site.

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

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first three months of 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

OFF BALANCE SHEET ARRANGEMENTS

IMS does not have any off balance sheet arrangements.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

ITEM 4. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no other material pending legal proceedings involving IMS or any of its properties.

Item 1A.                 Risk Factors - None

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds - None

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
32.2  Certification of Principal Financial and Accounting
Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b)  Reports on Form 8-K

•	No 8-K Forms were files in first quarter of 2008.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Principal Executive Officer)

May 19, 2008

/s/ Danny W Weibling

Danny W Weibling, CPA, Treasurer
(Chief Financial Officer)

May 19, 2008