Form 10-Q
period 2008-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2008-08-14
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $.0001 par value, outstanding as of August 8, 2008 was 61,358,769.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (June 30, 2008 - Unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2008 and 2007; Six Months Ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2008 and 2007	5

	Condensed Consolidated Statement of Changes in Stockholders Equity - Six Months Ended June 30, 2008	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 -	Controls and Procedures	19

Part II.	Other Information	20

Item 1A -	Risk Factors

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults on Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 6 -	Exhibits

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(UNAUDITED)	(RESTATED)

ASSETS
Current assets
Cash	$573,021	$812,365
Restricted cash	553,819	483,443
Marketable securities	108,349	118,380
Accounts receivable, net	1,193,104	1,516,938
Earned trade account	577,077	314,928
Prepaid expenses	105,370	112,233
Inventory	33,839	33,839

Total current assets	3,144,579	3,392,126

Net furniture and equipment	1,162,404	1,269,263

Other assets

Membership lists, net	10,093,541	9,962,154
Goodwill	3,435,479	3,435,479
Covenant not to compete, net	-	14,883
Purchase option	-	112,500
Assets held for investment	99,298	99,298
Investment in real estate	26,000	28,695
Cash surrender value	39,856	37,056

Total other assets	13,694,174	13,690,065

Total assets	$18,001,157	$18,351,454

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(UNAUDITED)	(RESTATED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$815,495	$1,002,732
Current portion of notes payable	2,257,483	1,980,737
Current portion of common stock
subject to guarantee	1,110,000	995,000

Total current liabilities	4,182,978	3,978,469

Long-term liabilities
Notes payable net, less current portion	630,213	716,037
Common stock subject to guarantee, less current portion	1,668,000	1,890,000
Deferred compensation	143,500	136,000
Deferred income taxes	2,239,000	2,550,000

Total long-term liabilities	4,680,713	5,292,037

Total liabilities	8,863,691	9,270,506

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized, 61,298,769 and 60,565,436
issued and outstanding June 30, 2008
and December 31, 2007 respectively	6,130	6,057
Paid in capital	11,440,371	10,901,944
Treasury stock, 1,505,875 and 1,276,542
shares outstanding, respectively	(719,241)	(547,241)
Subscription receivable	(27,069)	(31,196)
Accumulated other comprehensive gain	(3,699)	15,310
Accumulated deficit	(1,559,026)	(1,263,926)

Total stockholder equity	9,137,466	9,080,948

Total liabilities and
stockholder equity	$18,001,157	$18,351,454

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Gross revenue	$3,539,434	$3,420,662	$7,058,273	$6,721,671

Expenses

Payroll, related taxes
and employee benefits	2,347,310	2,242,231	4,902,690	4,348,729
General and administrative	515,496	455,166	960,697	957,129
Occupancy	261,468	247,379	520,138	475,143
Selling	141,152	185,110	256,563	341,781
Depreciation	71,934	61,941	146,803	111,920
Amortization	338,493	308,186	660,818	594,916
Provision for bad debt	24,601	7,508	80,853	27,569

Total expenses	3,700,454	3,507,521	7,528,562	6,857,187

Net loss from operations	(161,020)	(86,859)	(470,289)	(135,516)

Other income (expense)
Interest income	2,806	23,218	7,555	26,443
Interest expense	(61,479)	(87,276)	(128,366)	(198,366)

Total other income (expense)	(58,673)	(64,058)	(120,811)	(171,923)

Loss before income taxes	(219,693)	(150,917)	(591,100)	(307,439)
Income tax expense (benefit)	(155,500)	(86,827)	(296,000)	(180,077)

Net loss	$(64,193)	$(64,090)	$(295,100)	$(127,362)

Net loss per
common share - basic	$(.00)	$(.00)	$(.00)	$(.00)
- dilutive	$(.00)	$(.00)	$(.00)	$(.00)
Weighted average common
shares outstanding - basic	61,171,297	57,151,250	60,868,366	55,561.371
- dilutive	61,171,297	57,151,250	60,868,366	55,561,371

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,100)	$(127,362)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	807,621	706,836
Provision for bad debts	80,853	27,569
Stock issued for services	29,000	-
Loss on disposal of fixed assets	23,786	-
Accretion of discount on notes payable	4,723	27,057
Deferred compensation	7,500	7,500
Interest on subscription receivable	(873)	-
Changes in assets and liabilities		-
Accounts receivable	260,082	220,933
Earned trade account	(262,149)	(79,088)
Prepaid expense	6,863	91,525
Accounts payable	(123,302)	(32,119)
Accrued compensation & payroll taxes	112,962	(7,964)
Accrued sales tax	(41,501)	(30,305)
Accrued income taxes	(135,396)	52,000
Deferred income taxes (net of acquisition)	(311,000)	(235,000)

Net cash provided by operating activities	164,069	621,582

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(70,376)	(240,784)
Capital expenditures	(52,730)	(442,006)
Purchase of marketable securities	(4,500)	(4,501)
Proceeds from sale of real estate	2,695	-
Cash payments on business acquisitions	(320,000)	498,452
Increase in cash surrender value	(2,800)	(2,800)

Net cash used in investing activities	(447,711)	(191,639)

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to related parties	-	(68,513)
Proceeds from line of credit and notes payable	410,000	-
Payments on notes payable	(496,724)	(295,964)
Purchase of treasury stock	(172,000)	-
Beneficial conversion; notes payable	-	39,833
Proceeds from subscription receivable	5,000	3,825
Proceeds related to issuance of stock	302,500	372,666

Net cash provided by financing activities	48,776	51,847

Foreign currency translation adjustment	(4,478)	6,657

Net increase (decrease) in cash	(239,344)	488,447

Cash at beginning of period	812,365	930,962

Cash at end of period	$573,021	$1,419,409

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$128,366	$192,207
Cash paid for income taxes	$150,396	$2,923

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Business acquisitions
Fair value of assets acquired	$805,424	$3,280,000
Less: Liabilities assumed	-	(130,000)
Stock issued	(100,000)	(2,500,000)
Deferred tax liability	-	(650,000)
Purchase option	(112,500)	-
Issuance of notes payable	(272,924)	-

Net cash paid for acquisitions	$320,000	$-

Release of stock guarantees	$207,000	$-

Stock guarantees on acquisitions	$100,000	$2,500,000

Payment of long term debt with stock	$-	$700,000
 See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2008

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Sub.	Other	Accum.		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Rec.	Income	Deficit	Shares	Value	Equity

Balances at
December 31, 2007	-	-	60,565,436	$6,057	$10,901,944	$(31,196)	$15,310	$(1,263,926)	(1,276,542)	$(547,241)	$9,080,948

Foreign currency
translation adjustment	-	-	-	-	-	-	(4,479)	-	-	-	(4,479)

Unrealized loss on available
for sale securities	-	-	-	-	-	-	(14,530)	-	-	-	(14,530)

Net (loss) six months
ended June 30, 2008	-	-	-	-	-	-	-	(295,100)	-	-	(295,100)

Net comprehensive (loss)	-	-	-	-	-	-	-	-	-	-	(314,109)

Stock issued for services	-	-	50,000	5	28,995	-	-	-	-	-	29,000

Warrants exercised	-	-	550,00	55	302,445	-	-	-	-	-	302,500

Shares issued in
conjunction with the
acquisition of businesses	-	-	133,333	13	99,987	-	-	-	-	-	100,000

Guaranteed stock returned
for restricted cash	-	-	-	-	-	-	-	-	(229,333)	(172,000)	(172,000)

Reclassification of shares
issued at guaranteed
prices to liabilities	-	-	-	-	107,000	-	-	-	-	-	107,000

Subscription receivable	-	-	-	-	-	4,127	-	-	-	-	4,127

Balance,
June 30, 2008	-	-	61,298,769	$6,130	$11,440,371	$(27,069)	$(3,699)	$(1,559,026)	(1,505,875)	$(719,241)	$9,137,466

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 3,020,000 and 3,800,000 stock options and warrants as of June 30, 2008 and 2007 respectively is not included in the diluted loss per share as the effect is anti-dilutive.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We continue to evaluate the application of FSP APB 14-1 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Note 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2008, the Company has cash in excess of FDIC insurance of $576,202.

Note 3 - EARNED TRADE ACCOUNT

As part of the operations of the subsidiaries the Company earns trade dollars, which can be and are used to purchase goods and services. This account is increased principally for service, membership and transaction fees, and is decreased by the company's purchases of goods and services using trade dollars. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the company will not use all of its trade dollars.

Note 4 - REVENUE SOURCES AND REVENUE RECOGNITION

The Company and its subsidiaries earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned primarily through fees assessed when a member joins, transaction fees generated when clients earn or spend their trade dollars, monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

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

NOTE 5 - INVENTORY

Inventory consists primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost of acquisition, or fair value.

NOTE 6 – BUSINESS ACQUISITIONS

On April 4, 2008, IMS exercised its option to purchase specific assets from New York Commerce Group (NYCG) pursuant to an agreement from September 2006. The final purchase price was set at $405,424. IMS paid NYCG $100,000 on April 8, 2008. Payments made prior to this date totaled $132,500. The balance due of $172,924 is payable over the next 8 months with interest at 6% per annum.

Purchase price	$405,424

Accounts receivable (net)	$4,500
Furniture and fixtures	5,000
Membership list	395,923

Net assets acquired	$405,423

On May 2, 2008, IMS acquired the assets of Business Network, Inc. of Hauppauge, New York for $400,000. Terms include a down payment of $200,000 and a $100,000 note to the seller, payable over 18 months with interest at 6% per annum. The first payment is due Jun 10, 2008. In addition IMS will issue 133,333 shares of common stock guaranteed to a value of $100,000 ($.75 per share).

Purchase price	$400,000

Accounts receivable (net)	$12,600
Furniture and fixtures	6,000
Membership list	381,400

Net assets acquired	$400,000

NOTE 7 – LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2008, the Company drew $210,000 on a line of credit, and repaid $50,000 on June 28, 2008.

Two convertible notes payable totaling $565,000 came due at the end of the first quarter of 2008. Both notes were extended by the lender for 12 months under the same terms.

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

SFAS 123R defines a fair value based method of accounting for employee stock options or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk-free interest rate over the expected life of the option. The resulting compensation cost is recognized over the service period, which is usually the vesting period.

A summary of the status of Company's fixed stock option plan as of June 30, 2008 and the changes during the period then ended is presented below:

	June 30, 2008
		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	820,000	$0.16
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-

Outstanding at end of period	820,000	$0.16

Options exercisable at
period end	820,000

Weighted average fair value
of options granted to
employees during the year	$-

As of June 30, 2008 there were 820,000 options outstanding and exercisable, with a weighted average remaining contractual life of .55 years, and a weighted average exercise price of $0.16.

All options had vested prior to January 1, 2006.

STOCK ISSUANCES

The Company redeemed 229,333 shares of IMS common stock from the former owner of Alliance Barter, who was paid $172,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On April 10, 2008, 50,000 shares were issued to a vendor for services to be rendered in connection with investor relations. The shares were valued at $29,000 ($.58 per share).

On April 14, 2008 a private investor exercised 550,000 warrants for common stock of IMS. IMS received cash in the amount of $302,500 ($.55 per share) for the shares.

On May 1, 2008, 133,333 shares of IMS common stock valued at $100,000 ($.75 per share) were issued as part of the acquisition of specific assets of Business Network, Inc. of Hauppauge, New York.

STOCK WARRANTS

As of June 30, 2008 there were 2,200,000 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $.55 per share. The warrants expire May 31, 2011.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 10 – COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Toronto, Canada.

Comprehensive income consisted of the following for the six months ended June 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Net loss	$(295,100)	$(127,362)
Foreign currency translation adjustment	(4,479)	6,657
Unrealized loss on available for sale securities	(14,530)	-
Comprehensive income (loss)	$(314,109)	$(120,705)

NOTE 11 – PENDING LEGAL PROCEEDINGS

On February 26, 2008, a former employee of the company’s Connecticut office filed a lawsuit with the Equal Employee Opportunity Commission – Connecticut Commission on Human Rights and Opportunities, alleging that her termination from the company was based on age discrimination. The lawsuit is in the initial stages and no specific claim for damages has been identified in the suit. The Company believes the lawsuit is without merit and intends to vigorously oppose any settlement.

There are no other material pending legal proceedings involving IMS or any of its properties.

NOTE 12 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 13 – RELATED PARTY TRANSACTIONS

The current lease for the IMS Executive offices and principle operating facilities is due to expire on September 30, 2008.

At the board of directors meeting on June 17, 2008, is was RESOLVED: That the triple net lease be renewed for the IMS executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 W. Glendale Dr., New Berlin, WI, which are leased from Glendale Investments, LLC, a Wisconsin limited liability company owned by Donald Mardak, Dale Mardak and John Strabley, and their wives.

NOTE 14 - SUBSEQUENT EVENTS

On July 11, 2008 IMS issued 60,000 shares of common stock to the outside members of the board of directors. Six members were issued 10,000 shares each as annual compensation.

On July 29, 2008 IMS received $100,000 from a private investor in exchange for an interest-only convertible note, at 10% per annum. After two years the note can be converted into 250,000 shares of IMS common stock at $.40 per share, the fair value of the common stock on the date of the note.

On July 31, 2008, IMS completed its acquisition of the assets of Bartermax of Norwood, Massachusetts for $400,000. Terms include a cash down payment of $175,000, $50,000 in IMS trade dollars, and a $125,000 note to the seller, payable over 24 months with interest at 6% per annum. First payment is due September 20, 2008. In addition IMS will issue 66,667 shares of common stock guaranteed to a value of $50,000 ($.75 per share). Assets acquired include the membership list, accounts receivable, computers, furniture and other office equipment.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operations

During the quarter ended June 30, 2008, International Monetary Systems processed more than $29 million in trade transactions compared to $27 million in the second quarter of 2007, an increase of over 7%. The $29 million of trade volume generated gross revenues of $3,539,434, compared to revenue of $3,420,662 in the second quarter of last year, an increase of 3.5%.

Total expenses increased 5.5%, from $3,507,521 in the second quarter of 2007 to $3,700,454 in the current period. The increased expenses are attributable to the continued high cost of new-member enrollments, plus higher non-cash charges for depreciation, amortization of membership lists, and stock issued for services.

In spite of higher revenues, the Company had a net loss from operations of $161,020 in the second quarter of 2008, compared to a loss from operations of $86,859 during the same period last year. After adjusting for interest expense and the income tax benefit, the net loss for the current period was $64,193, approximately the same as the $64,090 for the second quarter of 2007.

During the six months ended June 30, 2008, International Monetary Systems generated gross revenue of $7,058,273 compared to $6,721,671 last year, an increase of 5.0%.

Total expenses increased from $6,857,187 in the first six months of 2007 to $7,528,562 for the same period in 2008. This is an increase of 9.8%. The net loss from operations was $470,289 for the first six months of 2008, compared to a loss of $135,516 for the same period last year.

The deferred tax benefit represents the adjustment to the deferred tax liability which arises from the differences in basis of acquired membership lists for financial reporting versus tax reporting.

The income tax expense (benefit) consists of:

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Income tax expense	$15,000	$55,000
Deferred tax benefit	(311,000)	(235,077)

	$(296,000)	$(180,077)

For the six months ended June 30, 2008, net cash provided by operating activities totaled $164,069, compared to $621,582 for the same period of 2007.

Operating profit or EBITDA - earnings before interest, taxes, depreciation and amortization - totaled $344,887, a decrease of 42% from the $597,763 reported for the same period of 2007.  EBITDA is calculated as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Net loss	$(295,100)	$(127,362)
Interest expense	128,366	198,366
Income tax (benefit)	(296,000)	(180,077)
Depreciation	146,803	111,920
Amortization	660,818	594,916

	$344,887	$597,763

Liquidity, Sources of Capital and Lines of Credit

On June 30, 2008, current assets were $3,144,579, and total assets were $18,001,157. Current liabilities were $4,182,978, and total liabilities were $8,863,691, resulting in total shareholder equity of $9,137,466 and a working capital deficiency of $1,038,399.

At the end of the second quarter of 2008 the Company's unrestricted cash balance was $573,021 compared to $812,365 on December 31, 2007.

In March 2008, the Company drew $210,000 on a line of credit. $100,000 was used as the down payment on the accelerated acquisition of New York Commerce Group. The balance will be used for operations and the continuing development of our web site. In June of 2008, $50,000 was paid to reduce the line of credit.

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

REVENUE SOURCES AND REVENUE RECOGNITION

The Company and its subsidiaries earn revenues in both traditional cash dollars and in IMS trade dollars. Cash income is earned through fees assessed when a member joins, transaction fees generated when clients earn or spend their trade dollars, monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

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

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first six months of 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We continue to evaluate the application of FSP APB 14-1 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

OFF BALANCE SHEET ARRANGEMENTS

IMS does not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

ITEM 4. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.                      Other Information

Item 1.                     Legal Proceedings

On February 26, 2008, a former employee of the company’s Connecticut office filed a lawsuit with the Equal Employee Opportunity Commission – Connecticut Commission on Human Rights and Opportunities, alleging that her termination from the company was based on age discrimination. The lawsuit is in the initial stages and no specific claim for damages has been identified in the suit. The Company believes the lawsuit is without merit and intends to vigorously oppose any settlement.

There are no other material pending legal proceedings involving IMS or any of its properties.

Item 1A.                 Risk Factors - None

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds -

On April 10, 2008, 50,000 shares were issued to a vendor for services to be rendered in connection with investor relations. The shares were valued at $29,000 ($.58 per share).

On April 14, 2008 a private investor exercised 550,000 warrants for common stock of IMS. IMS received cash in the amount of $302,500 ($.55 per share) for the shares.

On May 1, 2008, 133,333 shares of IMS common stock valued at $100,000 ($.75 per share) were issued as part of the acquisition of specific assets of Business Network, Inc. of Hauppauge, New York.

On July 11, 2008 IMS issued 60,000 shares of common stock to the outside members of the board of directors. Six members were issued 10,000 shares each as annual compensation.

Item 3.                    Defaults Upon Senior Securities - None

Item 4.                    Submission of Matters to a Vote of Security Holders –

The Security Holders voted at the annual meeting on June 17, 2008 to elect 3 board members and to ratify Webb & Company, PA as our auditors for the year ending December 31, 2008.

The following directors were elected or re-elected at the annual meeting:
Wayne Dalin
Wayne Emmer
Donald Mardak

The terms for the following directors continued after the meeting:
Thomas Delacy
Dale Mardak
John Strabley
Gerald Van Dyn Hoven
Stephen Webster

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

31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A Form 8-K was filed on April 4, 2008 reporting the exercising of the option to acquire specific assets of New York Commerce Group of New York, NY.

 A  From 8-K was filed on April 11, 2008 reporting the exercise of 550,000 of warrants for common stock of IMS for $302,500.

A Form 8-K was filed on May 2, 2008 reporting the acquisition of specific assets of Business Network, Inc. of Hauppauge, New York.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Principal Executive Officer)

August 8, 2008

/s/ Danny W Weibling

Danny W Weibling, CPA, Treasurer
(Chief Financial Officer)

August 8, 2008