Form 10-Q
period 2008-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2008-11-14
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock, $.0001 par value, outstanding as of November 10, 2008 was 61,175,436.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (September 30, 2008 - Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2008 and 2007; Nine Months Ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2008 and 2007	5

	Condensed Consolidated Statement of Changes in Stockholders Equity - Nine Months Ended September 30, 2008	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 -	Controls and Procedures	20

Part II.	Other Information	21

Item 1A -	Risk Factors

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults on Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 6 -	Exhibits

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(UNAUDITED)	(RESTATED)

ASSETS
Current assets
Cash	$408,221	$812,365
Restricted cash	675,291	483,443
Marketable securities	103,986	118,380
Accounts receivable, net	1,250,874	1,516,938
Earned trade account	609,193	314,928
Prepaid expenses	177,410	112,233
Inventory	33,839	33,839

Total current assets	3,258,814	3,392,126

Net furniture and equipment	1,113,516	1,269,263

Other assets

Membership lists, net	10,128,999	9,962,154
Goodwill	3,435,479	3,435,479
Covenant not to compete, net	-	14,883
Purchase option	-	112,500
Assets held for investment	99,298	99,298
Investment in real estate	26,000	28,695
Cash surrender value	41,256	37,056

Total other assets	13,731,032	13,690,065

Total assets	$18,103,362	$18,351,454

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(UNAUDITED)	(RESTATED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$822,522	$1,002,732
Current portion of notes payable	1,289,583	1,980,737
Current portion of common stock
subject to guarantee	1,287,000	995,000

Total current liabilities	3,399,105	3,978,469

Long-term liabilities
Notes payable net, less current portion	1,735,849	716,037
Common stock subject to guarantee, less current portion	1,541,000	1,890,000
Deferred compensation	147,250	136,000
Deferred income taxes	2,250,000	2,550,000

Total long-term liabilities	5,674,099	5,292,037

Total liabilities	9,073,204	9,270,506

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized, 61,425,436 and 60,565,436
issued and outstanding September 30, 2008
and December 31, 2007 respectively	6,143	6,057
Paid in capital	11,467,358	10,901,944
Treasury stock, 1,505,875 and 1,276,542
shares outstanding, respectively	(719,241)	(547,241)
Subscription receivable	(27,477)	(31,196)
Accumulated other comprehensive gain	(16,083)	15,310
Accumulated deficit	(1,680,542)	(1,263,926)

Total stockholder equity	9,030,158	9,080,948

Total liabilities and
stockholder equity	$18,103,362	$18,351,454

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Gross revenue	$3,537,840	$3,563,578	$10,596,113	$10,285,250

Expenses

Payroll, related taxes
and employee benefits	2,188,512	2,341,223	7,091,202	6,689,952
General and administrative	430,201	547,483	1,390,898	1,504,612
Occupancy	272,923	236,535	793,061	711,678
Selling	270,149	167,858	526,712	509,639
Depreciation	75,389	68,308	222,192	180,228
Amortization	342,143	303,462	1,002,961	898,378
Provision for bad debt	(68,263)	51,271	12,590	78,839

Total expenses	3,511,054	3,716,140	11,039,616	10,573,326

Net income (loss) from operations	26,786	(152,562)	(443,503)	(288,076)

Other income (expense)
Interest income	2,099	10,323	9,654	36,765
Interest expense	(74,119)	(73,060)	(202,485)	(271,426)

Total other income (expense)	(72,020)	(62,737)	(192,831)	(234,661)

Loss before income taxes	(45,234)	(215,299)	(636,334)	(522,737)
Income tax expense (benefit)	76,282	(81,067)	(219,718)	(261,143)

Net loss	$(121,516)	$(134,232)	$(416,616)	$(261,594)

Net loss per
common share - basic	$(.00)	$(.00)	$(.01)	$(.00)
- dilutive	$(.00)	$(.00)	$(.01)	$(.00)
Weighted average common
shares outstanding - basic	61,396,450	57,976,366	61,045,679	56,375,316
- dilutive	61,396,450	57,976,366	61,045,679	56,375,316

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(416,616)	$(261,594)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,225,153	1,078,606
Provision for bad debts	12,590	78,839
Stock issued for services	56,000	85,000
Loss on disposal of fixed assets	23,786	-
Accretion of discount on notes payable	4,723	32,077
Deferred compensation	11,250	11,250
Interest on subscription receivable	(1,281)	-
Changes in assets and liabilities		-
Accounts receivable	284,475	219,827
Earned trade account	(344,265)	(321,916)
Prepaid expense	(65,177)	126,385
Accounts payable	(90,284)	44,114
Accrued compensation & payroll taxes	53,774	192,614
Accrued sales tax	(44,700)	(34,705)
Accrued income taxes	(99,000)	17,000
Deferred income taxes (net of acquisition)	(300,000)	(290,625)

Net cash provided by operating activities	310,428	976,872

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(191,848)	(361,886)
Capital expenditures	(70,731)	(747,135)
Purchase of marketable securities	(6,750)	(6,751)
Proceeds from sale of real estate	2,695	-
Cash payments on business acquisitions	(495,000)	488,452
Increase in cash surrender value	(4,200)	(4,200)

Net cash used in investing activities	(765,834)	(631,520)

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to related parties	-	(110,024)
Proceeds from line of credit and notes payable	620,000	-
Payments on notes payable	(693,989)	(464,050)
Purchase of treasury stock	(172,000)	-
Proceeds from subscription receivable	5,000	8,299
Proceeds related to issuance of stock	302,500	421,500

Net cash provided by financing activities	61,511	(144,275)

Foreign currency translation adjustment	(10,249)	12,788

Net increase (decrease) in cash	(404,144)	213,865

Cash at beginning of period	812,365	930,962

Cash at end of period	$408,221	$1,144,827

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$194,297	$261,463
Cash paid for income taxes	$179,282	$12,482

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Business acquisitions
Fair value of assets acquired	$1,155,424	$4,095,000
Less: Liabilities assumed	-	(130,000)
Stock issued	(150,000)	(2,550,000)
Deferred tax liability	-	(650,000)
Purchase option	(112,500)	-
Issuance of notes payable	(397,924)	(755,000)

Net cash paid for acquisitions	$495,000	$10,000

Release of stock guarantees	$150,000	$-

Stock guarantees on acquisitions	$207,000	$2,500,000

Payment of long term debt with stock	$-	$1,000,000
 See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2008

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Sub.	Other	Accum.		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Rec.	Income	Deficit	Shares	Value	Equity

Balances at
December 31, 2007	-	-	60,565,436	$6,057	$10,901,944	$(31,196)	$15,310	$(1,263,926)	(1,276,542)	$(547,241)	$9,080,948

Foreign currency
translation adjustment	-	-	-	-	-	-	(10,249)	-	-	-	(10,249)

Unrealized loss on available
for sale securities	-	-	-	-	-	-	(21,144)	-	-	-	(21,144)

Net (loss) Nine Months
Ended September 30, 2008	-	-	-	-	-	-	-	(416,616)	-	-	(416,616)

Net comprehensive (loss)	-	-	-	-	-	-	-	-	-	-	(448,009)

Stock issued for services	-	-	110,000	11	55,989	-	-	-	-	-	56,000

Warrants exercised	-	-	550,00	55	302,445	-	-	-	-	-	302,500

Shares issued in
conjunction with the
acquisition of businesses	-	-	200,000	20	149,980	-	-	-	-	-	150,000

Guaranteed stock returned
for restricted cash	-	-	-	-	-	-	-	-	(229,333)	(172,000)	(172,000)

Reclassification of shares
issued at guaranteed
prices to liabilities	-	-	-	-	57,000	-	-	-	-	-	57,000

Subscription receivable	-	-	-	-	-	3,719	-	-	-	-	3,719

Balance,
September 30, 2008	-	-	61,425,436	$6,143	$11,467,358	$(27,477)	$ (16,083)	$(1,680,542)	(1,505,875)	$(719,241)	$9,030,158

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 3,020,000 and 3,800,000 stock options and warrants as of September 30, 2008 and 2007 respectively is not included in the diluted loss per share as the effect is anti-dilutive.

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

Note 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2008, the Company has cash in excess of FDIC insurance of $597,954. On October 22, 2008, the FDIC insurance was increased to $250,000 from $100,000.

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

On May 2, 2008, IMS acquired the assets of Business Network, Inc. of Hauppauge, New York for $400,000. Terms include a down payment of $200,000 and a $100,000 note to the seller, payable over 18 months with interest at 6% per annum. The first payment is due June 10, 2008. In addition IMS issued 133,333 shares of IMS common stock guaranteed to a value of $100,000 ($.75 per share).

Purchase price	$400,000

Accounts receivable (net)	$12,600
Furniture and fixtures	6,000
Membership list	381,400

Net assets acquired	$400,000

On July 31, 2008, IMS completed its acquisition of the assets of Bartermax of Norwood, Massachusetts for $400,000. Terms include a cash down payment of $175,000, $50,000 in IMS trade dollars, and a $125,000 note to the seller, payable over 24 months with interest at 6% per annum. First payment is due September 20, 2008. In addition IMS issued 66,667 shares of IMS common stock guaranteed to a value of $50,000 ($.75 per share). .

Purchase price	$400,000

Accounts receivable (net)	$13,900
Furniture and fixtures	8,500
Membership list	377,600

Net assets acquired	$400,000

NOTE 7 – LINES OF CREDIT AND NOTES PAYABLE

As of September 30, 2008 the company has drawn on its credit lines for a net amount of $309,000.

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

On September 29, 2008, IMS issued a note payable to a private investor in the amount of $1,200,000. The term of the note is five years using a ten year amortization schedule, at 10% per annum, with monthly payments of $15,858 beginning October 29, 2008. A balloon payment of $746,337 is due on October 29, 2013. The proceeds of this note will be used to retire three notes that had reached maturity, totaling $1,200,000, issued to the same investor.

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

A summary of the status of Company's fixed stock option plan as of September 30, 2008 and the changes during the period then ended is presented below:

	September 30, 2008
		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	820,000	$0.16
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-

Outstanding at end of period	820,000	$0.16

Options exercisable at
period end	820,000

Weighted average fair value
of options granted to
employees during the year	$-

As of September 30, 2008 there were 820,000 options outstanding and exercisable, with a weighted average remaining contractual life of .30 years, and a weighted average exercise price of $0.16.

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

On July 11, 2008 IMS issued 60,000 shares of common stock to the outside members of the board of directors. Six members were issued 10,000 shares each as annual compensation. The fair value of the shares was $27,000.

On August 1, 2008, 66,667 shares of IMS common stock valued at $50,000 ($.75 per share) were issued as part of the acquisition of specific assets of Bartermax of Norwood, Massachusetts.

STOCK WARRANTS

As of September 30, 2008 there were 2,200,000 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $.55 per share. The warrants expire May 31, 2011.

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

Comprehensive income consisted of the following for the nine months ended September 30, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Net loss	$(416,616)	$(261,597)
Foreign currency translation adjustment	(10,249)	12,788
Unrealized loss on available for sale securities	(21,144)	-
Comprehensive income (loss)	$(448,009)	$(248,806)

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The current lease for the IMS Executive offices and principle operating facilities expired on September 30, 2008. A new lease is being prepared for presentation to the board of directors for their approval at their next meeting. Until approved, by the board, the lease will continue on a month to month basis at the current rate.

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

NOTE 14 - SUBSEQUENT EVENTS

On October 15, 2008 the Company redeemed 400,000 shares of IMS common stock from the former owner of Alliance Barter, who was paid $300,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On October 20, 2008 the Company issued two notes payable to the two former owners of Barter Partners. The notes are $25,000 each. The notes replaced the $50,000 stock guarantee issued as part of the purchase price of Barter Partners. The 50,000 guaranteed shares of IMS common stock were returned and placed in treasury. The terms of the notes consist of seven $3,000 payments and a final payment of $4,000 plus interest at 6% per annum.

On October 31, 2008 the Company drew an additional $80,000 on its’ line of credit for use on a temporary basis for working capital.

On October 31, 2008, 200,000 shares of IMS common stock were issued to a vendor for services to be rendered in connection with investor relations. The shares were valued at $38,000 ($.19 per share).

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operations

During the quarter ended September 30, 2008, International Monetary Systems processed more than $27 million in trade transactions compared to over $26 million in the third quarter of 2007, an increase of more than 4.5%. The trade volume generated gross revenues of $3,537,840, compared to revenue of $3,563,578 in the third quarter of last year, a slight decrease of .7%.

Total expenses decreased 5.5%, from $3,716,140 in the third quarter of 2007 to $3,511,054 in the current period. The decrease is the result of our efforts to consolidate administrative operations, and to streamline sales and marketing costs by more quickly identifying under-performing elements.

Despite slightly lower revenues, the Company recorded net income from operations of $26,786 in the third quarter of 2008, compared to a loss from operations of $152,562 during the same period last year. After adjusting for interest expense and the income tax benefit, the net loss for the current period was $121,516, a decrease of 9.5% over the loss of $134,232 in the third quarter of 2007.

During the nine months ended September 30, 2008, International Monetary Systems generated gross revenue of $10,596,113 compared to $10,285,250 last year, an increase of 3.0%.

Total expenses increased from $10,573,326 in the first nine months of 2007 to $11,039,616 for the same period in 2008, an increase of 4.4%. The net loss from operations was $443,503 for the first nine months of 2008, compared to a loss of $288,076 for the same period last year.

The deferred tax benefit represents the adjustment to the deferred tax liability which arises from the differences in basis of acquired membership lists for financial reporting versus tax reporting.

The income tax expense (benefit) consists of:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Income tax expense	$50,000	$67,000
Deferred tax benefit	(269,718)	(328,143)

	$(219,718)	$(261,143)

For the nine months ended September 30, 2008, net cash provided by operating activities totaled $310,428, compared to $976,872 for the same period of 2007.

Operating profit or EBITDA - earnings before interest, taxes, depreciation and amortization - totaled $791,304, a decrease of 4.35% from the $827,295 reported for the same period of 2007.  EBITDA is calculated as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Net loss	$(416,616)	$(261,594)
Interest expense	202,485	271,426
Income tax (benefit)	(219,718)	(261,143)
Depreciation	222,192	180,228
Amortization	1,002,961	898,378

	$791,304	$827,295

Liquidity, Sources of Capital and Lines of Credit

On September 30, 2008, current assets were $3,258,814, and total assets were $18,103,362. Current liabilities were $3,399,105 and total liabilities were $9,073,204, resulting in total shareholder equity of $9,030,158 and a working capital deficiency of $140,291.

At the end of the third quarter of 2008 the Company's unrestricted cash balance was $408,221 compared to $812,365 on December 31, 2007. Though operations and financing activities generated $310,428 and $61,511, respectively, we used $765,834 in cash for investing activities: $495,000 for business acquisitions, more than $70,000 for equipment purchases, nearly $11,000 for marketable securities and life insurance, and nearly $192,000 to fund restricted cash. Cash also decreased due to a foreign currency translation adjustment of $10,249 from our Canadian operation.

In March 2008, the Company drew $210,000 on a line of credit. $100,000 was used as the down payment on the accelerated acquisition of New York Commerce Group. In June of 2008, $50,000 was paid to reduce the line of credit. In total the Company has borrowed net $309,000 against lines of credit in 2008.

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

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first nine months of 2008.

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

ITEM 4. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds -

On July 11, 2008 IMS issued 60,000 shares of common stock to the outside members of the board of directors. Six members were issued 10,000 shares each as annual compensation. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 1, 2008, 66,667 shares of IMS common stock valued at $50,000 ($.75 per share) were issued as part of the acquisition of specific assets of Bartermax of Norwood, Massachusetts. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

A Form 8-K was filed on May 2, 2008 reporting the acquisition of specific assets of Business Network, Inc. of Hauppauge, New York.

A Form 8-K was filed on August 1, 2008 reporting the acquisition of specific assets of Bartermax of Norwood, Massachusetts.

A Form 8-K was filed on October 3, 2008 reporting the issuance of a note payable to a private investor in the amount of $1,200,000. The note was used to retire 3 other notes totaling $1,200,000 for the same investor.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Principal Executive Officer)

November 11, 2008

/s/ Danny W Weibling

Danny W Weibling, CPA, Treasurer
(Chief Financial Officer)

November 11, 2008