Form 10-K
period 2008-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2009-04-08
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-30853

INTERNATIONAL MONETARY SYSTEMS, LTD.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1924096
(State of incorporation)	(I.R.S. Employer Identification No.)

16901 West Glendale Drive New Berlin, Wisconsin 53151
(Address of principal executive offices & Zip Code)

 (Registrant's telephone number, including area code) (262) 780-3640

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Class A Common par value $.0001 per share

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐      No  ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐  No ☒

As of April 6, 2009, the Registrant had issued and outstanding 61,025,436 shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2008 (the last business day of our most recently completed second quarter) was $25,630,683 using the ask price on June 30, 2008.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Form 10-K Annual Report

      CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking Statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The IMS barter system began operations in July of 1985 and has had a record of consistent and steady growth, both organic and through acquisitions of other barter networks. As we have added new members to the system we have witnessed a compounded annual growth rate of approximately 15% per year for the past decade. During that same period we have acquired twenty two independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that will enable us to achieve and maintain a dominant market position. A dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

Three of those acquisitions were consummated during 2008. In April 2008, IMSL exercised its option to acquire the membership and assets of New York Commerce Group of New York, NY. In May 2008, IMSL acquired the membership list and assets of Business Network of Hauppauge, New York.. In July 2008,  IMSL acquired the membership list and assets of Bartermax of Norwood, MA.

Other Related Businesses

In addition to expanding our IMS barter operations, we intend to acquire other related businesses that synergize with and enhance the barter network.

ITEM 1A – RISK FACTORS - No applicable risk factors

ITEM 2 - DESCRIPTION OF PROPERTY

Our company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC, a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMSL. Rent and other terms of our lease, which expires September 30, 2010 are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area. We also lease (1) 400 square feet of office space at 1545 University Avenue, Green Bay, Wisconsin, (2) 2,800 square feet of office space at 5350 Commerce Blvd., Rohnert Park, CA, (3) 6,840 square feet at 8938 Cotter Street, Lewis Center, Ohio, (4) 1,000 square feet of office space at 1317 Oakdale Road, Modesto, California, (5) 2,900 square feet of office at 4295 Cromwell Rd, Chattanooga, TN, (6) 630 square feet of office space at 4600 Kietzke Lane,, Reno, NV, (7) 7,600 square feet of office and warehouse space at 103 East Main Street, Plainview, CT, (8) 833 square feet of office space at 6402 McLeod Drive, Las Vegas, NV. (9) 200 square feet of office space at 50 Airport Parkway, San Jose, CA, (10) 1,896 square feet of office space at 7670 Wolff Court, Westminster, CO (11) 21,630 square feet of office and warehouse space at 7449 North Natchez Ave., Niles, IL, (12) 4,900 square feet of office space at 1595 Elmwood Ave., Rochester, NY, (13) 1,455 square feet of office space at 3100 Steeles Avenue West, Concord, Ontario, Canada, (14) 1,200 square feet of office space at 438 S. Greenwood, Wichita, Kansas, (15) 250 square feet of office space at 3418 Frankfort Ave, Louisville, KY.,(16) 1,400 square feet of office space at 1751 2nd Avenue, New York, NY, (18) 1.500 square feet of office space at 800 Veterans Blvd, Hauppauge, NY, (19) 1,910 square feet of office space at One Edgewood Drive, Norwood, MA. The leases on all other properties aside from the New Berlin, Wisconsin facility are from unaffiliated parties and are each on a month-to-month basis or a short term lease of less than 5 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.

ITEM 3 - LEGAL PROCEEDINGS

On January 20, 2008, Celia Greengrass filed a sexual harassment complaint with the Equal Employment Opportunity Commission.  The claim is still under investigation by the EEOC but IMS believes the claims to be meritless and will vigorously defend itself.

On March 20, 2008, Joan Mansfield filed a complaint alleging age discrimination with the Connecticut Commission on Human Rights and Opportunities and the Equal Employment Opportunity Commission.  IMS has reached a settlement with Ms. Mansfield and the complaints will be dismissed.

On May 29, 2008, John Lounsbury filed a claim of sexual harassment with the Connecticut Commission on Human Rights and Opportunities and the Equal Employment Opportunity Commission.  The claim is still under investigation by the CHRO but IMS feels the claim is without merit and will vigorously defend itself.

On September 25, 2008, IMS was notified of a wage claim filed with the Canadian Ministry of Labour by Gerard Domet in the amount of $10,400.00.  The claim is still under review by the Ministry of Labour.  There may be wages due to Mr. Domet; however, the amount is substantially less than the amount claimed.

On September 30, 2008, WRS, Inc D/B/A WRS Motion Picture and Video Laboratory filed suit in Allegheny County, PA for breach of contract.  The complaint seeks $38,649.58 in damages.  The complaint against IMS is meritless; the litigation seeks payment for services provided to a former member of the Exchange, none of the services at the heart of the litigation were provided to IMS and therefore, no payment is due from IMS.  A motion to dismiss this matter is pending with the court.
There are no other material pending legal proceedings involving IMSL or any of its properties.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5 - MARKET FOR IMSL COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's OTC Bulletin Board on June 25, 2002. For the past 50 days ending on March 27, 2009, the trading volume has averaged 24,308 shares per day.

	High	Low
Fiscal 2007

First quarter ended March 31, 2007	$0.98	$0.98
Second quarter ended June 30, 2007	$0.81	$0.81
Third quarter ended September 30, 2007	$0.62	$0.62
Fourth quarter ended December 31, 2007	$0.54	$0.53

Fiscal 2008

First quarter ended March 31, 2008	$0.55	$0.51
Second quarter ended June 30, 2008	$0.49	$0.42
Third quarter ended September 30, 2008	$0.33	$0.28
Fourth quarter ended December 31, 2008	$0.20	$0.20

As of December 31, 2008, the approximate number of holders of record of our Common Stock was 675.

ITEM 6 – SELECTED FINANCIAL DATA - Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

2008 was a year filled with achievements and challenges for International Monetary Systems. After record-setting growth in 2007 triggered by IMS’ acquisitions of two of America’s largest trade exchanges, the Company spent much of 2008 integrating those operations and continuing to build infrastructure.

Following are some of the highlights of 2008:

•	The Company completed its investment in new computers, monitors, printers, servers, and other equipment, which has enhanced the efficiency of our broker and sales staffs.

•
Substantial progress was made in upgrading our web site, with new written content and graphics, new testimonials, an educational video, a client/broker blog, and audio clips which tell our story to prospective members. We have seen new traffic to our web site increase 76% from 2007. The member portal has been expanded with a new online barter marketplace, travel-on-trade booking area, and account maintenance tools. As a result we are seeing more and more members use the IMS web site to sell, buy, or simply input a transaction or check their account. We are transforming member behavior to positively impact our efficiency.

•
Last year IMS acquired the source code for TradeWorks, our proprietary clearing system, then migrated the entire program from its original RPG format into a more current dot-net technology. This process is ongoing as we are nearing the official rollout of the most updated version of our new Trade Network Tracking System (TNT). The cost of this project is approaching $500,000.

•	Our IT department now has five full-time employees, including a talented graphics designer, who are servicing the network, converting the software and enhancing the IMS web site.

•
We have worked diligently to increase the productivity and cost-effectiveness of our outside sales force. Some of our losses in the first two quarters of 2008 were a direct result of non-productive efforts. We now have a leaner, more efficient group who enrolled more than 3,000 new members during 2008. Yet as impressive as that number seems, it barely matched the attrition of existing members who had stopped functioning in the barter system, or had ceased business operations.

•
Our annual barter expo series in November and December surpassed the attendance and trading volume experienced in 2007. Overall volume at these events increased by 16%, with aggregate sales of over $3 million.

•	During 2008 IMS acquired two small exchanges in Boston, MA and Long Island, NY, and completed the acquisition of New York Commerce Group.

•
The media coverage of IMS in 2008 was fortuitous. We ended the year with exposure from national and local television, and many different print outlets, big and small. During the year our CEO, Don Mardak, was interviewed by Neil Cavuto on the Fox Business Network, and by the producer of the CBS Evening News with Katie Couric. Many of the TV shows broadcast during 2008 also featured IMS clients who gave glowing reports of barter’s positive impact on their cash flow. The IMS web site home page features much of this coverage.

•
During 2008 IMS repurchased more than one million of its shares under contractual obligations with former owners of companies acquired in previous years. This increased our treasury stock to more than two million shares.

We believe that all of these achievements portend a great future for International Monetary Systems. Our confidence, however, is tempered with caution. While 2008 brought great achievements, we sustained some set-backs as a result of the nation’s economic downturn. While cash receipts increased very slightly from 2007, that gain was offset by a sizeable trade-dollar loss from within our corporate barter department. We do not rely on any one department to drive our success. Our system is one that spreads the risk and reward among a large network: when one area is down, another area is up. The same is true for the various markets that we serve.

RESULTS OF OPERATIONS

GROSS REVENUE & EXPENSES

In 2008 IMS experienced positive cash flows from operations of more than $610,000, and operating profits (EBITDA) totaling nearly $594,000. However after deducting amortization and impairment of our membership lists, as well as bad debt expense and depreciation, the Company posted a net loss of $940,521, compared to a net loss of $414,290, in 2007. The impairment loss was recorded when estimated future cash flows were calculated as less than anticipated at the time of the original acquisitions. Management believes that these expenses represent investment in infrastructure that will provide substantial future organic growth.

During the year ended December 31, 2008 IMS processed more than $114 million in trade sales transactions, generating gross revenue of $14,203,550, compared to $14,772,045 in 2007. A substantial portion of the decline in revenue was experienced in the corporate barter division, resulting in a decline in trade revenue.

Total operating expenses increased from $14,945,745 in 2007 to $15,448,086 for the year ended December 31, 2008, an increase of 3.3%.

Payroll expenses increased 2.7% from $9,228,485 in 2007 to $9,483,364 in 2008, while occupancy expenses increased from $969,243 to $1,078,288, or 11.4%. Selling expenses increased 22.4%, from $687,079 in 2007 to $840,926 in 2008. The increase in selling expenses was a direct result of our expanded sales force early in the year. However, the sales department has been reduced and expenses in 2009 should decrease proportionately. General and administrative expenses were reduced 13.1%, from $2,319,680 to $2,014,856.  Depreciation and amortization expenses were increased 12.2%, from $1,465,367 to $1,643,534. This was a mainly a result of the new exchanges acquired in 2008.

Net cash flows from operations totaled $610,238 in 2008, compared to $945,111 in 2007. EBITDA (earnings before interest, taxes, depreciation and amortization) totaled $593,728 compared to EBITDA of $1,375,839 in 2007.

EBITDA Calculation
	2008	2007
Net loss	$(940,521)	$(414,290)
Interest expense	275,332	342,855
Taxes	(594,222)	(54,769)
Depreciation & amortization	1,643,534	1,465,367
Impairment	209,605	36,676
Total EBITDA	$593,728	$1,375,839

FINANCIAL CONDITION

LIQUIDITY, COMMITMENTS FOR CAPITAL RESOURCES, AND SOURCES OF FUNDS

In 2008 IMS experienced positive cash flows from operations of $610,238. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges. We believe that cash from operations will be adequate to provide for our continuing liquidity needs.

At December 31, 2008 the Company had a working capital deficit of $1,173,807 and a net loss of $940,521. The loss resulted in part from $1,643,534 in depreciation and amortization expenses and an impairment charge of $209,605. As a result of recent cuts in personnel and salaries, management believes that cash flows from operations will increase by approximately $1,300,000.  We also anticipate $100,000 in new financing, and an extension of a $100,000 note payable currently due in 2009. Accordingly, management has mitigated the working capital deficiency and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

In May of 2008, IMS acquired BNI of Long Island, NY for $400,000, and in July acquired Barter Max of Boston, MA for $400,000. The Company also concluded its purchase of New York Commerce Group in 2008. We are not currently obligated to purchase any trade exchange or other business. However, we will continue to seek opportunities to acquire additional quality exchanges in the future.

Over 46% of the current portion of long-term debt consists of notes convertible to equity. We anticipate that some of this debt will be converted to equity. However, existing cash flow is sufficient to meet current obligations, should anticipated conversions not materialize.

CHANGES IN ASSETS AND LIABILITIES

During 2008 cash balances decreased to $279,227 from $812,365 in 2007. Restricted cash deposited in escrow accounts totaled $495,803, compared to $483,443 in 2007, primarily to guarantee the buyback of shares related to the purchase of Alliance Barter. If IMS’ stock price exceeds $.75 per share, these funds will revert back to the Company in accordance with the purchase agreement.  At the end of 2008 accounts receivable, net of allowance for doubtful accounts, totaled $1,401,383, compared to $1,516,938 at the end of 2007. Earned trade decreased from $314,928 to $6,991 primarily due to outlays for advertising during the fourth quarter. As a result of these changes, total current assets decreased from $3,392,126 on December 31, 2007 to $2,460,261 at the end of 2008. Other assets decreased by $433,906, or 3.2%. Total assets decreased from $18,351,454 in 2007 to $16,772,946 on December 31, 2008.

Current liabilities decreased by $344,401, or 8.6%, from $3,978,469 in 2007 to $3,634,068 at the end of 2008. Current and long-term notes payable consist of various notes to former owners of acquired trade exchanges, or to investors who funded the acquisitions. At the end of 2008, long-term debt was $5,119,647 compared to $5,292,037 in 2007, a decrease of $172,390. Total liabilities decreased 5.5%, from $9,270,506 in 2007 to $8,753,715 at the end of 2008.

Common stock and paid-in capital increased from $10,908,001 in 2007 to $11,703,201 in 2008. Treasury stock increased from $547,241 (1,276,542 shares) in 2007 to $1,403,216 (2,322,542 shares) in 2008. Total shareholder equity decreased 11.7%, from $9,080,948 in 2007 to $8,019,231 on December 31, 2008.

BOARD OF DIRECTORS

In 2007 the board of directors formed a Compensation Committee. The members of that committee, as of December 31, 2008, are Wayne Dalin, Thomas Delacy, Wayne Emmer and Gerald Van Dyn Hoven.

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

In May, 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the proposed guidance will have an impact on its consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENT

We do not have any off balance sheet arrangements or other relationships with unconsolidated entities.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a small reporting company.

ITEM 8 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of Webb and Company, P.A., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-31.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During IMSL's two most recent fiscal years of IMSL's engagement of Webb and Company P.A. ("Webb"), neither IMSL nor anyone on behalf of IMSL consulted with Webb regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on IMSL's consolidated financial statements; or (ii) any other matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(iv)) or a reportable event (as described in Regulation S-K Item 304(a)(1)(v)).

ITEM 9A(T) - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of December 31, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-K for the fiscal year ended December 31, 2008 as being adequate to provide such assurance.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMSL, as of December 31, 2008.

Name	Age	Position
Donald F. Mardak	72	Chief Executive Officer, President and Director
Danny W. Weibling	60	Treasurer and Chief Financial Officer
John E. Strabley	45	Executive Vice President and Director
Dale L. Mardak	48	Senior Vice President and Director
Patricia A. Katisch	63	Corporate Secretary
Wayne Emmer	54	Director
Gerald Van Dyn Hoven	52	Director
Thomas Delacy	44	Director
Wayne Dalin	64	Director
Stephen Webster	64	Director

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

Director's Compensation

While we do not have an established compensation policy for our directors, from time to time we may issue members of our outside Board of Directors shares of stock as compensation for their services to us in those positions. During 2008 we issued an aggregate of 60,000 shares of our common stock valued at $21,000 to Messrs. Gerald Van Dyn Hoven, Wayne Emmer, Thomas Delacy, Wayne Dalin, Stephen Webster and Patricia Katisch as compensation for their services.

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

Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMSL believes that there was compliance for the fiscal year ended December 31, 2008 with all Section 16(a) reports filed by them.

ITEM 11 - EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2008, for the fiscal years ended December 31, 2008 and 2007:

SUMMARY COMPENSATION TABLE

						Pension Value
						and
						Nonqualified
						Deferred	Non-Equity
				Stock	Option	Compensation	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Earnings	Compensation	Compensation	Total
Principle Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)

Donald F. Mardak,	2008	230,000	--	--	--	--	--	10,367	240,367
Chief Executive	2007	200,000	--	--	--	--	--	6,960	206,960
Officer & President

Danny W. Weibling,	2008	190,000	2,500	--	--	--	--	4,367	196,867
Chief Financial	2007	165,000	--	--	--	--	--	3,975	168,975
Officer & Treasurer

John E. Strabley,	2008	175,000	2,500	--	--	--	--	6,092	183,592
Executive Vice	2007	150,000	--	--	--	--	--	4,706	154,706
President & Director

(1) Represents auto allowances.

Employment Agreements

On March 10, 2007, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, our Chief Financial Officer and John E. Strabley, and Dale L. Mardak our senior vice presidents, pursuant to which these employees will receive base salaries in 2008 of $230,000, $190,000, $175,000 and $165,000, respectively, plus commissions and bonuses, if any, to be determined by our chief executive officer at his discretion. On November 20, 2008 we amended the contracts to freeze the compensation schedule at the above 2008 salaries. Each contract was modified to add one additional year to the original three year terms. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMSL or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMSL. Each receives an annual auto allowance of from $4,000-$12,000. On March 31, 2009, each of the above officers agreed to a 10% reduction in salary.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2008.

Option Awards									Stock Awards
												Equity		Equity
												incentive		incentive
									Number		Market	plan		plan awards:
					Equity				of		value	awards:		Market or
					incentive				shares		of	number of		payout
					plan				or		shares	unearned		value of
					awards:				units		or units	shares or		unearned
	Number of		Number of		Number of				of		of	units or		shares,
	securities		securities		securities				stock		stock	other		units or
	underlying		underlying		underlying				that		that	rights		other
	unexercised		unexercised		unexercised		Option		have		have	that have		rights
	options		options		unearned		exercise	Option	not		not	not		that have
	exercisable		unexercisable		options		price	expiration	vested		vested	vested		not vested
Name	(#	)	(#	)	(#	)	($)	date	(#	)	($)	(#	)	($)

Donald F.
Mardak	--		--		--		--	--	--		--	--		--

Danny W.
Weibling	400,000		--		--		0.15	Jan .2009	--		--	--		--

John E.
Strabley	--		--		--		--	--	--		--	--		--

Compensation of Directors

We pay our outside directors cash of $200 to $300 per board meeting and an annual fee of 10,000 shares of IMS stock. Our Named Executive Officers or other employees are not compensated additionally as board members. No stock options have been issued to our outside directors.

The table below summarizes the total compensation paid by us to our outside directors for the fiscal year ended December 31, 2008.

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards (1)	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Wayne Dalin	1,200	3,500	--	--	--	--	4,700
Thomas Delacy	900	3,500	--	--	--	--	4,400
Wayne Emmer	700	3,500	--	--	--	--	4,200
Gerald Van Dyn Hoven	900	3,500	--	--	--	--	4,400
Stephen Webster	900	3,500	--	--	--	--	4,400

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information with respect to the beneficial ownership of our common stock, as of December 31, 2008, by:

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

	Shares beneficially owned
	as of December 31, 2008

Name of Beneficial Owner	Number	Percent

Donald F. Mardak (1)	17,707,800	28.73%
Dale L. Mardak (2)	1,392,000	2.26%
John E. Strabley (3)	676,000	1.10%
Danny W Weibling (4)	393,500	0.64%
Stephen Webster	2,714,000	4.40%
Thomas Delacy	560,000	0.91%
Gerald Van Dyn Hoven	442,000	0.72%
Wayne Emmer	260,000	0.42%
Wayne Dalin	243,460	0.40%
Patricia Katisch	68,000	0.11%

All directors and executive officers
as a group (10 persons)	24,456,760	39.69%

Other Beneficial Owner

Praetorian Capital Management LLC (5)	8,957,793	14.54%

(1)
Does not include 676,000 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. All shares owned by Donald F. and Judy E. Mardak are now held in a revocable living trust.

(2)	Does not include 8,400 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership.

(3)	Does not include 1,280,000 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership.

(4)	Does not include 246,000 shares held by his wife, Alesia Peters, as to which Mr. Weibling disclaims beneficial ownership. Does not include 400,000 shares of exercisable options.

(5)	Does not include 2,200,000 shares of exercisable warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2008 and expires September 30, 2010. For the fiscal year ended December 31, 2007, we made rental payments of $90,000 and in the fiscal year ended December 31, 2008, we made rental payments of $90,000 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling, Chief Financial Officer of IMS, in exchange for a copy of the source code of the software package called TradeWorks which he developed. The cost of the source code was $50,000. Shares were issued from the company’s treasury stock.

In 2008 and 2007, Patricia Katisch, our Corporate Secretary, was paid $500 and $480 respectively to produce and distribute the corporate minutes.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A. served as our independent registered public accounting firm for fiscal years 2008 and 2007. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2008 and 2007 fiscal years.

	2008	2007

Audit Fees	$47,167	$55,741
Audit-Related Fees	0	955
Tax Fees	0	0
All Other Fees	0	0

Total	$47,167	$56,696

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

ITEM 15 - EXHIBITS LIST AND REPORTS ON FROM 8-K

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

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: April 6, 2009	By:	/s/ DONALD F. MARDAK

Donald F. Mardak, President
(Principal Executive Officer)

Dated: April 6, 2009	By:	/s/ DANNY W. WEIBLING, CPA

Danny W. Weibling, Treasurer
(Principal Financial Officer)

In accordance with the requirements of the Exchange Act, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ DONALD F. MARDAK	Chief Executive Officer,	April 6, 2009
President (Principal
Donald F. Mardak	Executive Officer)
and Director

/s/ DALE L. MARDAK	Senior Vice President	April 6, 2009
and Director
Dale L. Mardak

/s/ JOHN E. STRABLEY	Executive Vice President	April 6, 2009
and Director
John E. Strabley

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
For the Years Ended December 31, 2008 and 2007

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations and Comprehensive Income (Loss)	4

Consolidated Statements of Changes in Stockholder Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8 - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. and Subsidiaries as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and Subsidiaries at December 31, 2008 and December 31, 2007, and the results of its operations and comprehensive income (loss),  and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P. A.
Boynton Beach, Florida
March 21, 2009, except for Note 14,
To which the date is April 4, 2009

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31

	2008	2007
ASSETS		(restated)
Current assets
Cash	$279,227	$812,365
Restricted cash	495,803	483,443
Marketable securities	84,808	118,380
Accounts receivable, net of allowance for doubtful
accounts of $796,261 in 2008 and $739,540 in 2007	1,401,383	1,516,938
Refundable income taxes	48,500	-
Earned trade account	6,991	314,928
Prepaid expenses	109,710	112,233
Inventory	33,839	33,839
Total current assets	2,460,261	3,392,126

Property and equipment, net	1,056,526	1,269,263

Other assets
Membership lists, net	9,577,257	9,962,154
Goodwill	3,435,479	3,435,479
Deferred tax asset	75,000	-
Covenant not to compete, net	-	14,883
Purchase option	-	112,500
Assets held for investment	99,298	99,298
Investment in real estate	26,000	28,695
Cash surrender value	43,125	37,056
Total other assets	13,256,159	13,690,065

Total assets	$16,772,946	$18,351,454

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31
	2008	2007
LIABILITIES AND STOCKHOLDER EQUITY		(restated)
Current liabilities
Accounts payable	$245,579	$324,808
Accrued compensation	298,317	377,515
Accrued payroll taxes	103,150	99,602
Accrued sales taxes	33,702	51,807
Accrued income taxes	8,150	149,000
Trade payable	321,476	-
Credit lines	340,736	-
Current portion of notes payable	838,992	785,460
Current portion of convertible notes payable	175,466	1,195,277
Current portion of common stock subject to guarantees	1,268,500	995,000
Total current liabilities	3,634,068	3,978,469

Long-term liabilities
Notes payable, less current portion	154,334	716,037
Convertible notes payable, less current portion	1,306,813	-
Common stock subject to guarantees, less current portion	1,359,500	1,890,000
Deferred compensation	260,000	136,000
Deferred income taxes	2,039,000	2,550,000
Total long-term liabilities	5,119,647	5,292,037
Total liabilities	8,753,715	9,270,506

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, none outstanding	-	-
Common stock, $.0001 par value; 280,000,000 shares
authorized, 61,625,436 and 60,565,436 shares
issued and outstanding, respectively	6,163	6,057
Paid in capital	11,697,038	10,901,944
Treasury stock, 2,322,542 and 1,276,542 shares
outstanding, respectively	(1,403,216)	(547,241)
Subscription receivable	-	(31,196)
Deferred compensation	(25,467)	-
Accumulated other comprehensive income	(50,840)	15,310
Accumulated deficit	(2,204,447)	(1,263,926)
Total stockholder equity	8,019,231	9,080,948

Total liabilities and stockholder equity	$16,772,946	$18,351,454

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31

	2008	2007

Revenue	$14,203,550	$14,772,045

Operating expenses
Payroll, related taxes and employee benefits	9,483,364	9,228,485
General and administrative	2,014,856	2,319,680
Occupancy	1,078,288	969,243
Selling	840,926	687,079
Depreciation and amortization	1,643,534	1,465,367
Impairment of membership list	209,605	36,676
Provision for bad debts	177,513	239,215
Total operating expenses	15,448,086	14,945,745
Net loss from operations	(1,244,536)	(173,700)
Other income (expense)
Interest income	8,910	47,496
Loss on disposal of fixed assets	(23,786)	-
Interest expense	(275,332)	(342,855)
Total other income (expense)	(290,208)	(295,359)

Loss before income taxes	(1,534,744)	(469,059)

Income tax expense (benefit)	(594,222)	(54,769)

Net loss	$(940,521)	$(414,290)

Basic earnings per common share	$(0.02)	$(0.01)
Diluted earnings per common share	$(0.02)	$(0.01)
Weighted average shares outstanding, basic	59,560,197	57,061,451
Weighted average shares outstanding, diluted	59,560,197	57,061,451

Comprehensive (loss)	2008	2007
Net loss	$(940,521)	$(414,290)
Comprehensive income:
Foreign currency translation loss	(24,046)	12,863
Unrealized loss on available for sale investments	(42,104)	2,447
Comprehensive loss	$(1,006,671)	$(398,980)

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
For the Years Ended December 31

							Accumulated			Treasury		Total
	Preferred Stock		Common Stock		Paid in	Subscription	Comprehensive	Deferred	Accumulated	Stock		Stockholder
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2006	-	$-	52,623,769	$5,263	$9,291,988	$(42,017)	$-	$-	$(849,363)	(1,566,542)	$(626,241)	$7,779,537
Foreign currency translation adjustment	-	-	-	-	-	-	12,863	-	-	-	-	12,863
Unrealized gain on available for sale
securities	-	-	-	-	-	-	2,447	-	-	-	-	2,447
Net loss for 2007	-	-	-	-	-	-	-	-	(414,290)	-	-	(414,290)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(398,980)
Stock issued for services	-	-	75,000	8	48,242	-	-	-	-	-	-	48,250
Stock issued for software	-	-	-	-	-	-	-	-	-	75,000	50,000	50,000
Shares issued in conjunction with
the acquisition of businesses	-	-	3,683,333	368	2,849,632	-	-	-	-	-	-	2,850,000
Warrants redeemed	-	-	750,000	75	412,425	-	-	-	-	-	-	412,500
Options exercised	-	-	-	-	-	-	-	-	-	190,000	29,000	29,000
Options exercised for 2004, unissued	-	-	-	-	-	-	-	-	-	25,000	-	-
Shares issued on conversion of
notes payable	-	-	3,433,334	343	1,029,657	-	-	-	-	-	-	1,030,000
Subscription receivable	-	-	-	-	-	10,821	-	-	-	-	-	10,821
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	(2,730,000)	-	-	-	-	-	-	(2,730,000)
Balance December 31, 2007	-	-	60,565,436	6,057	10,901,944	(31,196)	15,310	-	(1,263,926)	(1,276,542)	(547,241)	9,080,948
Foreign currency translation adjustment	-	-	-	-	-	-	(24,046)	-	-	-	-	(24,046)
Unrealized loss on available for sale
securities	-	-	-	-	-	-	(42,104)	-	-	-	-	(42,104)
Net loss for 2008	-	-	-	-	-	-	-	-	(940,521)	-	-	(940,521)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(1,006,671)
Stock issued for services	-	-	310,000	31	85,669	-	-	(25,467)	-	-	-	60,233
Shares issued in conjunction with
the acquisition of businesses	-	-	200,000	20	149,980	-	-	-	-	-	-	150,000
Warrants redeemed	-	-	550,000	55	302,445	-	-	-	-	-	-	302,500
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(1,046,000)	(855,975)	(855,975)
Subscription receivable written off	-	-	-	-	-	31,196	-	-	-	-	-	31,196
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	257,000	-	-	-	-	-	-	257,000
Balance December 31, 2008	-	$-	61,625,436	$6,163	$11,697,038	$-	$(50,840)	$(25,467)	$(2,204,447)	(2,322,542)	$(1,403,216)	$8,019,231

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(940,521)	$(414,290)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	1,643,534	1,465,263
Impairment loss	209,605	36,676
Provision for bad debts	177,513	239,215
Stock issued for services	60,233	98,250
Loss on disposal of fixed assets	23,786	4,216
Accretion of discount on notes payable	4,723	37,097
Deferred compensation	124,000	15,000
Amortization of deferred compensation	26,196	-
Changes in operating assets and liabilities:
Accounts receivable	(30,957)	48,418
Refundable income taxes	(48,500)	-
Earned trade account	257,937	(761,228)
Prepaid expense	2,523	115,602
Deferred tax asset	(75,000)	-
Accounts payable	(79,229)	16,637
Accrued compensation	(79,198)	58,550
Accrued payroll taxes	3,548	47,464
Accrued sales taxes	(18,105)	4,241
Accrued income taxes	(140,850)	99,000
Deferred income taxes	(511,000)	(165,000)
Net cash provided by operating activities	610,238	945,111

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(12,360)	(483,443)
(Increase) decrease in marketable securities	(8,531)	(9,000)
Capital expenditures	(89,985)	(768,588)
Cash received in business acquisitions	-	498,453
Cash payments for business acquisitions	(495,000)	-
Proceeds from sale of real estate	2,695	5,000
Increase in cash surrender value	(6,069)	(5,600)
Net cash used in investing activities	(609,250)	(763,178)

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	25,000	(110,024)
Proceeds from credit lines	480,000	-
Proceeds from convertible notes payable	300,000	-
Payments on notes payable to related parties	(25,000)	-
Payments on credit lines	(139,264)	-
Payments on notes payable	(956,095)	(655,689)
Payments on convertible notes payable	(17,721)	-
Purchase of treasury stock	(484,499)	-
Proceeds from subscription receivable	5,000	10,820
Proceeds from issuance of stock	302,500	441,500
Net cash used in financing activities	(510,079)	(313,393)

Effect of exchange rate changes	(24,047)	12,863

Net decrease in cash	(533,138)	(118,597)

Cash at beginning of year	812,365	930,962

Cash at end of year	$279,227	$812,365

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$280,107	$332,891
Cash paid for income taxes	$181,128	$11,231

NON CASH FINANCING AND INVESTING ACTIVITIES
Acquisitions:
Fair value of assets acquired	$1,155,424	$4,095,000
Less: liabilities assumed	-	(130,000)
Stock issued	(150,000)	(2,850,000)
Purchase option	(112,500)	-
Issuance of long-term debt	(397,924)	-
Deferred tax liability	-	(650,000)
Net cash paid for acquisitions	$495,000	$465,000

Stock issued for services	$60,233	$98,250
Treasury stock redeemed for fixed assets	$-	$50,000
Unrealized net gain (loss) on equity investments	$(42,103)	$2,447
Stock guarantees on acquisitions	$300,000	$2,500,000
Stock guarantees released	$557,000	$-
Payment of long-term debt with stock	$-	$1,030,000
Treasury stock acquired with trade payable	$321,476	$-

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

B.       LIQUIDITY AND OTHER MATTERS

At December 31, 2008 the Company had a working capital deficit of $1,173,807 and a net loss of $940,521. The loss resulted in part from $1,643,534 in depreciation and amortization expenses and an impairment charge of $209,605. As a result of recent cuts in personnel and salaries, management believes that cash flows from operations will increase by approximately $1,300,000.  We also anticipate $100,000 in new financing, and an extension of a $100,000 note payable currently due in 2009. Accordingly, management has mitigated the working capital deficiency and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

C.       OPERATIONS OF BARTER EXCHANGES

A barter (trade) exchange is a business network, a membership organization comprised of businesses that buy and sell among the network without using cash. It is a small, private economy with a unique currency called a barter dollar or trade dollar. It is a third-party record keeper which provides an alternative payment system.

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

D.       CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not held for investment purposes.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.       RESTRICTED CASH

As a condition to issuing the guarantee on the purchase of certain exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under guaranteed transactions. As of December 31, 2008 the Company has made all required deposits into the escrow account.

F.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2008 because of their short-term natures.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The impact of adoption had no effect on the Company.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position clarifies the application of SFAS 157, in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB Staff Position was effective upon issuance.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities.

G.       REVENUE SOURCES AND REVENUE RECOGNITION

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

H.       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN, Inc. (from the acquisition date of February 1, 2007 through December 31, 2008). Significant inter-company accounts and transactions have been eliminated in consolidation.

I.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

J.       MARKETABLE SECURITIES

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.       RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

L.       INVENTORY

Inventory consists primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost or fair market value.

M.       EARNED TRADE ACCOUNT

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

N.       PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight line methods over the estimated useful lives of five to thirty-nine years.

O.       GOODWILL AND MEMBERSHIP LISTS

Goodwill and membership lists are stated at cost and arise when additional exchanges are purchased. Membership lists are amortized over the estimated life of ten years.

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles,” which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. In 2008 the Company recorded an impairment loss of $209,605 on membership lists related to its Modesto, CA, Chattanooga, TN, Las Vegas, NV, and Louisville, KY operations. In 2007 the Company recorded an impairment loss of $36,676 on membership lists related to its Virginia, Memphis, TN and Indiana operations.

P.       ASSETS HELD FOR INVESTMENT

Assets held for investment consist of various works of art which are valued at the lower of cost or fair market value.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Q.       INVESTMENT IN REAL ESTATE

Investment in real estate includes two parcels of undeveloped land valued at $26,000. Both are valued at the lower of cost or fair market value.

R.       INCOME TAXES

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

S.       CONCENTRATIONS OF CREDIT RISK

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2008 and 2007, respectively, the Company had approximately $198,000 and $835,000 in cash balances at financial institutions which were in excess of the FDIC insured limits. The FDIC insured limits at December 31, 2008 and 2007, respectively, were $250,000 and $100,000.

Accounts Receivable

The Company grants credit to its customers, all of whom are members of Continental Trade Exchange, National Trade Association and INLM CN. Customers are principally located throughout California, Colorado, Connecticut, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New York, Ohio, Tennessee, Virginia, Washington DC, Wisconsin, and Toronto, Canada. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

T.       SEGMENT REPORTING

The Company operates in one segment and, therefore, segment information is not presented.

U.       ADVERTISING

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $503,997 and $334,028 for the years ended December 31, 2008 and 2007, respectively.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

V.       COMPREHENSIVE INCOME

FAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity. Other comprehensive income transactions that currently apply to the Company result from unrealized gains or losses on equity investments and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary INLM CN, Inc. of Canada.

W.       FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses of $(24,046) and $12,863 resulting from the changes in exchange rates during 2008 and 2007, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

X.       LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2008 and 2007 there were 7,301,161 and 6,477,528 common share equivalents outstanding which consisted of:

	2008	2007
Shares issuable upon the
conversion of notes payable	4,441,161	2,907,528
Shares issuable upon the
exercise of warrants	2,200,000	2,750,000
Shares issuable upon the
conversion of stock options	660,000	820,000
	7,301,161	6,477,528

These shares were not included in the computations of loss per share because their effect was anti dilutive.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Y.       RECENT ACCOUNTING PRONOUNCEMENTS

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

In May, 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the proposed guidance will have an impact on its consolidated financial statements.

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2008 and 2007 are as follows:

	2008	2007
Available for sale securities:
Cost	$98,966	$90,434
Unrealized gain or (loss)	(14,158)	27,946
Marketable equity securities
classified as current	$84,808	$118,380

The changes in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Unrealized gain (loss)	$(42,104)	$2,447

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

C.
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

D.      On September 30, 2007, the Company purchased selected assets of Synergy Trade Exchange of Louisville, Kentucky for $165,000. Terms of the acquisition included a down payment of $10,000 and a note payable for $155,000 with 15 monthly payments of $10,751.

Purchase price	$165,000
Accounts receivable	$11,500
Furniture and equipment	5,000
Member list	148,500
Total assets acquired	$165,000

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.
On April 4, 2008, IMS exercised its option to purchase specific assets from New York Commerce Group (NYCG) pursuant to an agreement from September 2006, for $405,424. IMS paid NYCG $100,000 on April 8, 2008. Payments made prior to this date totaled $132,500. The balance due of $172,924 is payable over the next 8 months with interest at 6% per annum.

Purchase price	$405,424
Accounts receivable (net)	$4,501
Furniture and equipment	5,000
Membership list	395,923
Total assets acquired	$405,424

F.
On May 2, 2008, IMS acquired the assets of Business Network, Inc. of Hauppauge, New York for $400,000. Terms include a down payment of $200,000 and a $100,000 note to the seller, payable over 18 months with interest at 6% per annum, starting June 10, 2008. In addition IMS issued 133,333 shares of common stock guaranteed to a value of $100,000 ($.75 per share).

Purchase price	$400,000
Accounts receivable (net)	$12,600
Furniture and equipment	6,000
Membership list	381,400
Total assets acquired	$400,000

G.
On July 31, 2008, IMS completed its acquisition of the assets of Bartermax of Norwood, Massachusetts for $400,000. Terms include a cash down payment of $175,000, $50,000 in IMS trade dollars, and a $125,000 note to the seller, payable over 24 months with interest at 6% per annum, starting September 20, 2008. In addition IMS issued 66,667 shares of IMS common stock guaranteed to a value of $50,000 ($.75 per share).

Purchase price	$400,000
Accounts receivable (net)	$13,900
Furniture and equipment	8,500
Member list	377,600
Total assets acquired	$400,000

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2008 and January 2007, respectively:

	2008	2007
Gross revenue	$14,631,508	$15,341,572
Total expenses	(16,084,089)	(15,361,959)
Net income (loss) before taxes	$(1,452,581)	$(20,387)
Earnings per share	$(0.02)	$0.00

NOTE 4 -  INTANGIBLE ASSETS

Intangible assets consist of membership lists, goodwill and a covenant not to compete, and for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Membership lists	$13,635,423	$12,517,176
Impairment	(209,605)	(36,676)
Accumulated amortization	(3,848,561)	(2,518,346)
Net	$9,577,257	$9,962,154

Covenant not to compete	$89,300	$89,300
Accumulated amortization	(89,300)	(74,417)
Net	$-	$14,883

Goodwill	$3,448,602	$3,448,602
Accumulated amortization	(13,123)	(13,123)
Net	$3,435,479	$3,435,479

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate amortization expense was $1,345,098 and $1,222,041 for the years ended December 31, 2008 and 2007, respectively. In 2008 the Company recorded an impairment loss of $209,605 on membership lists related to its California, Kentucky, Nevada and Tennessee operations.  In 2007 the Company recorded an impairment loss of $36,676 on membership lists related to its Virginia, Memphis, Tennessee and Indiana operations. Estimated future amortization expense is as follows:

2009	$1,343,793
2010	1,343,793
2011	1,329,266
2012	1,285,742
2013	1,195,046
thereafter	3,079,617
$9,577,257

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2008 and 2007:

	2008	2007
Office furniture, equipment,
computers and software	$1,753,839	$1,724,643
Leasehold improvements	211,202	211,202
	1,965,041	1,935,845
Accumulated depreciation	(908,515)	(666,582)
	$1,056,526	$1,269,263

Depreciation expense during the years ended December 31, 2008 and 2007 was $298,436 and $243,326, respectively.

NOTE 6 -  CREDIT LINES, NOTES AND CONVERTIBLE NOTES PAYABLE

CREDIT LINES:

CTE has a revolving credit line of $500,000 with a financial institution, with no maturity date and an interest rate of Prime plus 1%. The note is secured by the assets of the Company. As of December 31, 2008 the balance of the note is $248,658 and as of December 31, 2007 it was $0.

CTE has an unsecured business credit line of $122,000 with a financial institution, with no maturity date and an interest rate of prime plus 6%. As of December 31, 2008 the balance of the note is $92,078 and as of December 31, 2007 it was $0.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES PAYABLE:

In connection with the purchase of Barternet in 2003, the Company assumed an unsecured note payable to an individual with maturity in February 2010 and monthly payments of $2,500. The face value of the original note was $207,500, discounted at 7.5% to $161,510. The balance as of December 31, 2008 is $35,000, discounted to $33,412, and $65,000, discounted to $59,821 as of December 31, 2007. The discount is being amortized over the life of the promissory notes as additional interest expense. During the years ended December 31, 2008 and 2007, the Company recorded interest expense from the discounts of $3,591 and $5,493, respectively.

In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued an unsecured note payable to the former owner, with maturity in June 2008 and monthly payments of $9,722. The face value of the original note was $350,000, discounted at 7.5% to $312,500. The balance as of December 31, 2008 is $0, and as of December 31, 2007 was $58,333, discounted to $57,076. The discount was amortized over the life of the note as additional interest expense. During the years ended December 31, 2008 and 2007 the Company recorded interest expense from the discount of $1,257 and $8,728, respectively.

In connection with the acquisition of Barter Business Unlimited, Inc., CTE issued an unsecured note payable for a covenant not to compete with maturity in June 2008 and monthly payments of $2,778. The face value of the original note was $100,000, discounted at 7.5% to $89,300. The balance as of December 31, 2008 is $0, and as of December 31, 2007 was $16,667, discounted to $16,308. The discount was amortized over the life of the note as additional interest expense. During the years ended December 31, 2008 and 2007 the Company recorded interest expense from the discount of $359 and $2,490, respectively.

In 2006 IMS issued an unsecured note payable to a private investor in the amount of $1,465,000 with a maturity date of December 2009, monthly payments of $45,000, and interest at 10%. The balance outstanding was $475,702 and $943,370 as of December 31, 2008 and 2007, respectively.

In 2007 in connection with the acquisition of Kansas Trade Exchange, CTE issued an unsecured note payable for $300,000 to the former owners. Terms include thirty-six monthly payments of $9,267 including interest at 6% beginning January 10, 2008. The balance outstanding was $205,922 and $300,000 as of December 31, 2008 and 2007, respectively.

In 2007 in connection with the acquisition of Synergy Trade Exchange, CTE issued an unsecured note payable for $155,000 to the former owners. Terms include fifteen monthly payments of $10,751 including interest at 6% beginning October 20, 2007. The balance outstanding was $124,921 as of December 31, 2007. The balance was paid in full as of December 31, 2008.

In 2008 in connection with the acquisition of New York Commerce Group, CTE issued an unsecured note payable for $172,924 to the former owner. Terms included monthly payments ranging from $10,000 to $15,000 per month plus interest of 6% beginning May 5, 2008. The balance outstanding was $72,924 as of December 31, 2008.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2008 in connection with the acquisition of BNI of Long Island, CTE issued an unsecured note payable for $100,000 to the former owner. Terms include eighteen monthly payments of $5,823 including interest at 6% beginning June 10, 2008. The balance outstanding was $62,174 as of December 31, 2008.

In 2008 in connection with the acquisition of Bartermax, CTE issued an unsecured note payable for $125,000 to the former owner. Terms include twenty four monthly payments of $5,540 including interest at 6% beginning September 20, 2008. The balance outstanding was $105,192 as of December 31, 2008.

In 2008 in CTE issued two unsecured notes payable for $25,000 each in exchange shares of IMS stock issued and guaranteed for the purchase of Barter Partners of Michigan. Terms include seven monthly payments of $3,000 each and a final payment of $4,000, plus interest at 6% beginning November 10, 2008. The balance outstanding of each note was $19,000 (total of $38,000) as of December 31, 2008.

CONVERTIBLE NOTES PAYABLE:

In 2005, two private investors loaned $1,050,000 to IMS. Due dates of the notes ranged from March to November 2007, with quarterly interest payments of 10%. The notes were convertible to 3,500,000 shares of IMS stock at $.30 per share at the holder’s option. The value of the convertible feature on the notes was calculated to be $84,333 and treated as a discount and amortized over the life of the notes. During 2007 all of the notes were converted to 3,500,000 shares of IMS common stock at $.30 per share. As of December 31, 2008 and 2007 the discounted balance of the notes was $0.

In 2006 a private investor loaned $1,200,000 to IMS. The due dates of the notes range from March to September 2008, with quarterly interest payments of 10%. The notes are convertible to 1,883,334 shares of IMS stock at $.30 per share, and 1,024,194 shares of IMS stock at $.62 per share, at the option of the holder. The value of the convertible feature on the notes was calculated to be $39,833 and treated as a discount which is being amortized over the life of the note. As of December 31, 2007 the discounted balance of the notes is $1,195,277.

In September 2008, the notes in the previous paragraph were converted to an amortized note in the amount of $1,200,000, with 60 monthly payments of $15,858 including interest of 10%, and a balloon payment of $746,367 due September 2013. The investor has the option to convert the principle balance to shares of IMS commons stock at $.31 per share. As of December 31, 2008 the balance of the note is $1,182,279.

In 2008 a private investor loaned $100,000 and $200,000 to IMS. The due dates of the notes are July 2009 to April 2010, with quarterly interest payments of 10%. The notes are convertible to 250,000 shares of IMS stock at $.40 per share, and 377,358 shares of IMS stock at $.53 per share, at the option of the holder. As of December 31, 2008 the outstanding balance of the notes was $300,000.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s credit lines, notes and convertible notes payable is as follows:

	Balance as of	Current	Long-term
	December 31, 2008	Portion	Portion
Financial institutions credit lines	$340,736	$340,736	$-
Individual – note payable	475,702	475,702	-
Individual – note payable	205,922	99,881	106,041
Individual – note payable	105,192	61,852	43,340
Individual – note payable	72,924	72,924	-
Individual – note payable	62,174	62,174	-
Individual – note payable	33,412	28,459	4,953
Individuals – notes payable	38,000	38,000	-
Individuals – convertible notes	1,482,279	175,466	1,306,813
	2,816,341	1,355,194	1,461,147
Discounts	-	-	-
	$2,816,341	$1,355,194	$1,461,147

The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

2009	$1,355,194
2010	437,702
2011	92,098
2012	101,742
2013	829,605
$2,816,341

Interest expense for the years ended December 31, 2008 and 2007 was $275,332 and $342,855, respectively.

NOTE 7 -  NOTES PAYABLE, RELATED PARTY

From time to time officers and stockholders of the Company have loaned funds to IMS.

	2008	2007
Balance January 1	$-	$110,024
New loans during the year	25,000	-
Repayments during the year	(25,000)	(110,024)
Balance December 31	$-	$-

These loans were paid in full during the year ended December 31, 2008.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  DEFERRED COMPENSATION

As part of the acquisition of Tradecard, Inc., the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after her retirement.

The value of future payments required under the agreement is being charged to operations over the period of active employment until the employee reaches her retirement date in approximately four years.

Assets intended to fund this liability include an investment in marketable securities (Note 2) with a balance of $84,808 and $118,380 as of December 31, 2008 and 2007, respectively, and a life insurance policy with a $300,000 death benefit and a cash surrender value as of December 31, 2008 and 2007, of $43,125 and $37,056, respectively. All incidents of ownership accrue to the Company, which is the designated beneficiary. There are no loans outstanding on the insurance policy, but the cash surrender value has been pledged by the Company to secure the liability for deferred compensation.

NOTE 9 - INCOME TAXES

Income tax expense for the years ended December 31, 2008 and 2007 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as the impairment loss of the membership list and 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as charitable contributions and depreciation, as well as the permanent effects of different financial accounting and tax bases of certain assets.

Income tax expense consists of the following components:

	Years Ended December 31
	2008	2007
Currently payable - state	$8,150	$27,000
Currently payable - Federal	-	122,000
Currently refundable - Federal	(48,500)	-
Deferred tax asset	(75,000)	-
Deferred - state	(100,250)	(36,669)
Deferred - federal	(378,622)	(167,100)
	$(594,222)	$(54,769)

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the reported income taxes and the income taxes that would be computed byapplying the Company’s normal tax rate to income before taxes for the periods ended December 31:

	Years Ended December 31
	2008	2007
Federal income tax	$(522,000)	$(170,650)
State income tax	(92,100)	(32,850)
Tax effects of:
Nondeductible impairment loss	83,800	15,050
Disallowed meals	9,700	10,300
Change in allowance for
doubtful accounts	22,700	-
Charitable contributions carryover	900	(1,800)
Depreciation and amortization
variances due to tax basis
and useful life differences	(14,000)	142,581
Other	(83,222)	-
Net operating loss carryover	-	(17,400)
	$(594,222)	$(54,769)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2008	2007
Deferred income tax asset:
Net operating loss
carryover to future periods	$75,000	$-

Deferred income tax liabilities:
Difference in tax basis of
membership lists and goodwill	$2,039,000	$2,550,000

NOTE 10 – STOCKHOLDER EQUITY

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2007, 25,000 shares of common stock were issued to investor relation firms. 50,000 shares of common stock were issued to the outside members of the Board of Directors. Total fair value was $48,250.

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

The stock guarantee liability was reduced by $120,000 during 2007 pursuant to the release from an owner of guaranteed stock. The liability increased by $2,850,000 for three acquisitions in 2007. The liability was increased by $150,000 in 2008.

In 2007 marketable securities had an unrealized gain of $4,049 and the cash surrender value had an unrealized loss of $1,602, resulting in other comprehensive income of $2,447.

The effect of the exchange rate on the currency conversion between our U.S. and Canadian offices resulted in an equity adjustment increase of $12,863 for 2007.

In 2008, 200,000 shares of common stock were issued as part of the purchase of two trade exchanges. The fair value of the shares was $150,000.

On April 14, 2008, 550,000 warrants were exercised for IMS common stock. IMS received cash in the amount of $302,500 ($.55 per share).

In 2008, 250,000 shares of common stock were issued to investor relation firms. 60,000 shares of common stock were issued to the outside members of the Board of Directors. Total fair value was $60,233.

In 2008, 250,000 shares of common stock were issued to investor relation firms. 60,000 shares of common stock were issued to the outside members of the Board of Directors. Total fair value was $60,233.

On December 9, 2008 IMS paid $321,476 in trade dollars for 350,000 shares of common stock, which were placed into treasury stock.

In 2008 the balance due of $26,196 on the subscription receivable was written off as a bad debt.

The stock guarantee liability was reduced by $557,000 during 2008 pursuant to the release from owners of guaranteed stock. The liability increased by $150,000 for two acquisitions in 2008, and an additional $150,000 for the settlement of a prior years’ dispute. The net decrease was $257,000.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2008 marketable securities had an unrealized loss of $42,572 and the cash surrender value had an unrealized gain of $468, resulting in other comprehensive loss of $42,104.
The effect of the exchange rate on the currency conversion between our U.S. and Canadian offices resulted in an equity adjustment decrease of $24,046 for 2008.

Effective January 1, 2006 the Company adopted SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the provisions of SFAS 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

A summary of the status of Company’s fixed stock option plan as of December 31, 2008 and 2007, and the changes during the years then ended is presented below:

	December 31, 2008		December 31, 2007
		Weighted Average		Weighted Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at
beginning of period	820,000	$0.16	1,050,000	$0.16
Granted	-	$-	-	$-
Purchased	-	$-	(190,000)	$0.15
Forfeited	-	$-	-	$-
Expired	(160,000)	$0.15	(40,000)	$0.13
Outstanding at end of period	660,000	$0.16	820,000	$0.16

Options exercisable at
period end	660,000

Weighted average fair value
of options granted to
employees during the year	$-

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 there were 660,000 options outstanding and exercisable, with a weighted average remaining contractual life of .07 years, and a weighted average exercise price of $.16.

As of December 31, 2007 there were 820,000 options outstanding and exercisable, with a weighted average remaining contractual life of 1.07 years, and a weighted average exercise price of $.16.

Warrants

In May 2006 the Company issued 3,500,000 fully vested warrants with an option price of $.55, which expire in May, 2011. 550,000 warrants were exercised in March 2008 with proceeds of $302,500. 750,000 warrants were exercised in 2007 with proceeds of $412,500. The remaining balance as of December 31, 2008 is 2,200,000.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The original lease commenced October 1, 2002 and extends through September 30, 2010. Lease payments are $7,500 monthly plus certain operating costs, including sales and use taxes, insurance, utilities, maintenance, and non-structural repairs. Total payments in 2008 and 2007 were $90,000 and $90,000, respectively.

From time to time officers and stockholders of the Company have loaned funds to IMS.

	2008	2007
Balance January 1	$-	$110,024
New loans during the year	25,000	-
Repayments during the year	(25,000)	(110,024)
Balance December 31	$-	$-

These loans were paid in full in the year ended December 31, 2008.

On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling, Chief Financial Officer of IMS, in exchange for a copy of the source code of the software package called TradeWorkswhich he developed. The cost of the source code was $50,000. Shares were issued from the company’s treasury stock.

On July 11, 2008, 60,000 of shares of IMS common stock were issued to the six outside members of the board of directors (10,000 shares each), as annual compensation with a fair value of $21,000 ($3,500 each).

In 2008 and 2007 the Company paid $500 and $480, respectively, to Corporate Secretary Patricia Katisch to produce and distribute the corporate minutes.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2014. Total rent expense for all operating leases for 2008 and 2007 is summarized as follows:

	2008	2007
Related party lease	$90,000	$90,000
Office leases	768,405	668,122
Vehicle leases	18,157	16,548
	$876,562	$774,670

Minimum future lease commitments as of December 31, 2008, are summarized as follows:

	Office
Year ending December 31	Facilities	Vehicles
2009	687,672	$8,921
2010	554,123	5,310
2011	157,422	-
2012	82,835	-
thereafter	147,265	-
	$1,629,317	$14,231

Employment Agreements

The Company has employment agreements with key employees, including the chief executive officer, the chief financial officer, and the senior vice presidents, pursuant to which these employees will receive base salaries in 2009 of $230,000, $190,000, $175,000 and $165,000, plus commissions and bonuses at the discretion of the chief executive officer. Each contract is for a term of three years, and will be automatically extended for additional one-year periods thereafter, unless terminated by the Company or by the employee. On March 31, 2009, each of the above officers agreed to a 10% reduction in salary.

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

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RESTATED FINANCIAL STATEMENTS (restated)

On April 1, 2008, the Company restated the December 31, 2007 financial statements to reclassify the current and long-tem portions of common stock subject to guarantees.  This reclassification had no effect on net loss, loss per share, cash flows or stockholder equity. A summary of the changes is as follows:

Balance Sheet	As Reported	As Restated

LIABILITIES

Current liabilities
Current portion of common stock subject to guarantees	652,664	995,000
Total current liabilities	3,636,133	3,978,469

Long-term liabilities
Common stock subject to guarantees, less current portion	2,232,336	1,890.000
Total long term liabilities	5,634,373	5,292,037

NOTE 14 - SUBSEQUENT EVENTS

On January 2, 2009 IMS repurchased 600,000 shares of common stock at $.75 per share using restricted cash of $450,000, thereby releasing $450,000 of the common stock guarantee.

On January 15, 2009 IMS issued notes payable totaling $300,000 in exchange for release of the stock guarantee on, and the return of 300,000 shares of IMS stock. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders.

On March 16, 2009 IMS issued 300,000 shares of IMS stock to an investor relations firm. The fair value of the stock was $24,000.

On March 31, 2009 IMS issued two interest only notes payable totaling $100,000 in exchange for cash. The notes are $50,000 each, issued to a board member and an officer of the Company. Interest is 8% per annum paid quarterly for two years.

On March 31, 2009, an interest only note payable to a private investor with an original due date of July 2009, was extended for 2 years, to July 2011.