Form 10-Q
period 2009-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2009-05-15
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares of Common Stock, $.0001 par value, outstanding as of May 11, 2009 was 61,585,404.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (March 31, 2009 - Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	2

	Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2009 and 2008	5

	Condensed Consolidated Statement of Changes in Stockholders Equity - Three Months Ended March 31, 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 -	Controls and Procedures	17

Part II.	Other Information	18

Item 1A -	Risk Factors

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults on Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(UNAUDITED)

ASSETS
Current assets
Cash	$519,648	$279,227
Restricted cash	165,922	495,803
Marketable securities	79,003	84,808
Accounts receivable, net	1,170,215	1,401,383
Refundable income taxes	48,500	48,500
Earned trade account	-	6,991
Prepaid expenses	134,415	109,710
Inventory	33,839	33,839

Total current assets	2,151,542	2,460,261

Net furniture and equipment	979,902	1,056,526

Other assets

Membership lists, net	9,241,309	9,577,257
Goodwill	3,435,479	3,435,479
Deferred tax asset	-	75,000
Assets held for investment	99,298	99,298
Investment in real estate	26,000	26,000
Cash surrender value	44,525	43,125

Total other assets	12,846,611	13,256,159

Total assets	$15,978,055	$16,772,946

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(UNAUDITED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$993,332	$1,010,374
Credit lines	316,259	340,746
Current portion of notes payable	621,736	838,982
Current portion of convertible notes payable	213,226	175,466
Current portion of common stock subject to guarantee	850,000	1,268,500

Total current liabilities	2,994,553	3,634,068

Long-term liabilities
Notes payable, less current portion	107,412	154,334
Convertible notes payable, less current portion	1,566,743	1,306,813
Convertible notes payable, related parties	100,000	-
Common stock subject to guarantee, less current portion	1,028,000	1,359,500
Deferred compensation	263,750	260,000
Deferred income taxes	1,944,000	2,039,000

Total long-term liabilities	5,009,905	5,119,647

Total liabilities	8,004,458	8,753,715

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized, 61,625,436 and 61,625,436
issued and outstanding March 31, 2009
and December 31, 2008 respectively	6,163	6,163
Paid in capital	12,171,038	11,697,038
Treasury stock, 2,922,542 and 2,322,542
shares outstanding, respectively	(1,853,216)	(1,403,216)
Deferred compensation	(30,367)	(25,467)
Accumulated other comprehensive loss	(61,205)	(50,840)
Accumulated deficit	(2,258,816)	(2,204,447)

Total stockholder equity	7,973,597	8,019,231

Total liabilities and stockholder equity	$15,978,055	$16,772,946

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended
	March 31,

	2009	2008

Gross revenue	$3,351,224	$3,518,839

Expenses

Payroll, related taxes and employee benefits	2,044,249	2,555,380
General and administrative	441,762	445,201
Occupancy	305,247	258,670
Selling	86,691	115,411
Depreciation	76,624	74,869
Amortization	335,948	322,325
Provision for bad debt	4,389	56,252

Total expenses	3,294,910	3,828,108

Net income (loss) from operations	56,314	(309,269)

Other income (expense)
Interest income	375	4,749
Interest expense	(58,058)	(66,887)

Total other income (expense)	(57,683)	(62,138)

Loss before income taxes	(1,369)	(371,407)
Income tax expense (benefit)	53,000	(140,500)

Net loss	$(54,369)	$(230,907)

Net loss per
common share - basic	$(.00)	$(.00)
- dilutive	$(.00)	$(.00)
Weighted average common
shares outstanding - basic	61,576,943	61,054,996
- dilutive	61,576,943	61,054,996

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,369)	$(230,907)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	412,572	397,194
Provision for bad debts	4,389	56,252
Stock issued for services	19,100	-
Loss on disposal of fixed assets	-	(277)
Accretion of discount on notes payable	-	4,723
Deferred compensation	3,750	3,750
Interest on subscription receivable	-	(471)
Changes in assets and liabilities
Accounts receivable	226,779	346,706
Earned trade account	6,991	(380,742)
Deferred tax benefit	75,000	-
Prepaid expense	(24,705)	1,229
Accounts payable	77,545	(17,806)
Accrued compensation & payroll taxes	149,829	187,997
Accrued sales tax	(26,188)	(41,641)
Accrued income taxes	64,281	(139,550)
Deferred tax liability	(95,000)	-
Trade payable	(282,510)	(143,000)

Net cash provided by operating activities	557,464	43,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	329,881	50,817
Capital expenditures	-	(34,813)
Increase in marketable securities	(2,250)	(2,250)
Proceeds from sale of real estate	-	2,695
Increase in cash surrender value	(1,400)	(1,400)

Net cash provided by (used in) investing activities	326,231	15,049

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit lines	-	210,000
Proceeds from convertible notes payable, related parties	100,000	-
Payments on credit lines	(24,477)	-
Payments on notes payable	(266,487)	(208,640)
Purchase of treasury stock	(450,000)	(172,000)

Net cash used in financing activities	(640,964)	(170,640)

Foreign currency translation adjustment	(2,310)	(5,047)

Net increase (decrease) in cash	240,421	(117,181)

Cash at beginning of period	279,227	812,365

Cash at end of period	$519,648	$695,184

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$58,058	$66,887
Cash paid for income taxes	$8,719	$142,050

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Unrealized net loss on equity investments	$8,055	$-

Stock guarantees	$450,000	$-

Treasury stock acquired with long-term debt	$300,000	$-

 See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended March 31,2009

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Deferred.	Other	Accum.		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Comp	Income	Deficit	Shares	Value	Equity

Balances at
December 31, 2008	-	-	61,625,436	$6,163	$11,697,038	$(25,467)	$(50,840)	$(2,204,447)	(2,322,542)	$(1,403,216)	$8,019,231

Foreign currency
translation adjustment	-	-	-	-	-	-	(2,310)	-	-	-	(2,310)

Unrealized loss on
available for sale
securities	-	-	-	-	-	-	(8,055)	-	-	-	(8,055)

Net (loss) Three
Months Ended
March 31, 2009	-	-	-	-	-	-	-	(54,369)	-	-	(54,369)

Net comprehensive
(loss)	-	-	-	-	-	-	-	-	-	-	(64,734)

Stock issued for
services	-	-	300,000	30	23,970	(24,000)	-	-	-	-	-

Deferred comp
expensed	-	-	-	-	-	19,100	-	-	-	-	19,100

Stock converted
to notes	-	-	(300,000)	(30)	(299,970)	-	-	-	-	-	(300,000)

Guaranteed stock
returned for
restricted cash	-	-	-	-	-	-	-	-	(600,000)	(450,000)	(450,000)

Reclassification of
shares issued at
guaranteed prices
to liabilities	-	-	-	-	750,000	-	-	-	-	-	750,000

Balances at
March 31, 2009	-	-	61,625,436	$6,163	$12,171,038	$(30,367)	$(61,205)	$(2,258,816)	(2,922,542)	$(1,853,216)	$7,973,597

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's 10K for the year ended December 31, 2008 and filed on April 8, 2009.

Principles of Consolidation

The consolidated financial statements for 2009 and 2008 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 2,220,000 and 3,570,000 stock options and warrants as of March 31, 2009 and 2008 respectively is not included in the computation of diluted loss per share as the effect is anti-dilutive. The assumed conversion of notes payable to common stock of 5,733,710 and 2,907,528 shares as of March 31, 2009 and 2008 respectively is also not included in the computation of diluted loss per share, as the effect is anti-dilutive.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2009 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS-157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  FSP FAS 157-4 is required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 157-4 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) and (“FSP FAS 124-2”).  FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.  FSP FAS 115-2 and FSP FAS 124-2 are required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 115-2 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements.    FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 107-1 on our consolidated financial statement disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162, is effective 60 days following SEC approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company's consolidated financial statements.

NOTE 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2009, the Company has cash in excess of FDIC insurance of $46,220.

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

NOTE 6 – BUSINESS ACQUISITIONS –

There were no business acquisitions in the first quarter of 2009.

NOTE 7 – LINES OF CREDIT AND NOTES PAYABLE

As of March 31, 2009 the company has drawn on its credit lines for a net amount of $316,259.

On January 15, 2009 IMS issued convertible notes payable totaling $300,000 in exchange for release of the stock guarantee on, and the return of 300,000 shares of IMS stock. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders, with a maximum of $120,000 per year. At any time the note holders can convert any portion of the unpaid principle into IMS common stock. Conversions reduce the principal amount at $1.00 per share.

On March 31, 2009 IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum, with a due date of July 10, 2010. At any time the note can be converted into 500,000 shares of IMS common stock at $.10 per share, the fair value of the common stock on the date of the note. Quarterly interest payments begin June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum, with a due date of March  31, 2011. At any time the note can be converted into 500,000 shares of IMS common stock at $.10 per share, the fair value of the common stock on the date of the note. Quarterly interest payments begin June 30, 2009.

On March 31, 2009, the Company and a private investor agreed in principle, to extend an interest only note payable with an original due date of July 2009 for two years, to July 2011.

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

A summary of the status of Company's fixed stock option plan as March 31, 2009 and the changes during the period then ended is presented below:

	March 31, 2009
		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	660,000	$0.16
Granted	-	-
Forfeited	-	-
Expired	(640,000)	-
Exercised	-

Outstanding at end of period	20,000	$0.30

Options exercisable at
period end	20,000

Weighted average fair value
of options granted to
employees during the year	$-

As of March 31, 2009 there were 20,000 options outstanding and exercisable, with a weighted average remaining contractual life of .81 years, and a weighted average exercise price of $0.30.

All options had vested prior to January 1, 2006.

STOCK ISSUANCES

On January 2, 2009, the Company redeemed 600,000 shares of IMS common stock from the former owner of Alliance Barter, who was paid $450,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On January 15, 2009, the portion of the agreement, for the purchase of Kansas Trade Exchange, that specified that 300,000 of shares IMS common stock were to be issued, was cancelled. The stock had not yet been issued. In exchange two notes payable were issued totaling $300,000. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders. This also resulted in the release of $300,000 of the stock guarantee.

On March 16, 2009 IMS issued 300,000 shares of IMS stock to an investor relations firm. The fair value of the stock was $24,000.

STOCK WARRANTS

As of March 31, 2009 there were 2,200,000 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $.55 per share. The warrants expire May 31, 2011.

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

Comprehensive income consisted of the following for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net loss	$(54,369)	$(230,907)
Foreign currency translation adjustment	(2,310)	(5,047)
Unrealized loss on available for sale securities	(8,055)	(10,211)
Comprehensive loss	$(64,734)	$(246,165)

NOTE 11 – PENDING LEGAL PROCEEDINGS

On January 20, 2008, a former employee filed a sexual harassment complaint with the Equal Employment Opportunity Commission. The claim is still under investigation by the EEOC but IMS believes the claims to be meritless and will vigorously defend itself.

On March 20, 2008, a former employee filed a complaint alleging age discrimination with the Connecticut Commission on Human Rights and Opportunities and the Equal Employment Opportunity Commission. IMS has reached a settlement and the complaint will be dismissed. The Company will pay the former employee $15,000.

On May 29, 2008, a former employee filed a claim of sexual harassment with the Connecticut Commission on Human Rights and Opportunities and the Equal Employment Opportunity Commission. The claim is still under investigation by the CHRO but IMS feels the claim is without merit and will vigorously defend itself.

On September 25, 2008, IMS was notified of a wage claim filed with the Canadian Ministry of Labour by a former employee in the amount of $10,400. The claim is still under review by the Ministry of Labour. While wages may be due to the former employee, the amount is substantially less than the amount claimed.

On September 30, 2008, WRS, Inc D/B/A WRS Motion Picture and Video Laboratory filed suit in Allegheny County, PA for breach of contract. The complaint seeks $38,649.58 in damages. The complaint against IMS is meritless. The litigation seeks payment for services provided to a former member of the Exchange. None of the services at the heart of the litigation were provided to IMS and, therefore, no payment is due from IMS. A motion to dismiss this matter is pending with the court.

There are no other material pending legal proceedings involving IMS or any of its properties.

NOTE 12 – RELATED PARTY TRANSACTIONS

We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2008 and expires September 30, 2010. Monthly rental payments are $7,500. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

On March 31, 2009 IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum. After two years the note can be converted into 500,000 shares of IMS common stock at $.10 per share, the fair value of the common stock on the date of the note. Interest payments will be quarterly starting June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum. After two years the note can be converted into 500,000 shares of IMS common stock at $.10 per share, the fair value of the common stock on the date of the note. Interest payments will be quarterly starting June 30, 2009.

NOTE 13 - SUBSEQUENT EVENTS

On April 3, 2009, IMS paid $3,203 in trade dollars for 40,032 shares of IMS common stock, which were placed in treasury stock.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operations

The three-month period ended March 31, 2009 showed much improvement in the financial performance of International Monetary Systems, Ltd. During the past nine months, IMS has made a great effort to achieve profitability by reducing payroll and other elements of overhead. As a result, net income from operations totaled $56,314 for the first quarter of 2009, and net cash provided by operating activities was $557,464, a substantial increase over all previous quarters. Operating profits (EBITDA) totaled $469,261, also a major improvement over past performances.

Primarily due to the global recession, first quarter revenue of $3,351,224 declined 4.8% from the $3,518,839 generated in the first quarter of 2008, despite an increase in trade transactions of 2.1%, from $24,847,894 in the first quarter of 2008 to $25,369,715 in the first quarter of 2009. As in the general economy IMS members are experiencing declines in their businesses, with resulting reductions in discretionary and luxury spending. Considering that U.S. gross domestic product declined 7.1% in 2008, the IMS 4.8% decline is not remarkable.

Total expenses decreased from $3,828,108 in the first quarter of 2008 to $3,294,910 for the same period in 2009, a reduction in expenses of 13.9%. This substantial decrease was achieved because of payroll cuts and other overhead reductions. Over the past twelve months, we’ve trimmed our work force by 40 people, without substantial revenue reduction.

As a result, the net profit from operations was $56,314 for the first three months of 2009, compared to a loss of $309,269 for the same period last year. After deducting non-cash expenses such as depreciation, amortization, bad-debt expense and stock issued for services rendered, the loss before income taxes was just $1,369, compared to a loss of $371,407 for the same period of 2008. After deducting current and deferred income taxes, the net loss in the first three months of 2009 was $54,369, compared to $230,907 last year, which was net of a deferred tax benefit.

The deferred tax represents the adjustment to the deferred tax liability, which arises primarily from the differences in basis of acquired membership lists for financial reporting versus tax reporting.

The income tax expense (benefit) consists of:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Income tax expense	$73,000	$2,500
Deferred tax benefit	(20,000)	(143,000)

	$53,000	$(140,500)

For the three months ended March 31, 2009, net cash provided by operating activities totaled $557,464, compared to $43,457 for the first quarter of 2008. A portion of this substantial increase was the result of one-time occurrences. However, management expects improvements in cash flow throughout the year as the effects of cost reductions are fully realized. Furthermore, third and fourth quarter revenues are typically significantly higher than the first quarter.

For the period ended March 31, 2009, operating profit or EBITDA - earnings before interest, taxes, depreciation and amortization - totaled $469,261, an increase of 406% from the $92,674 reported for the first quarter of 2008.  EBITDA is calculated as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net loss	$(54,369)	$(230,907)
Interest expense	58,058	66,887
Income tax (benefit)	53,000	(140,500)
Depreciation	76,624	74,869
Amortization	335,948	322,325

	$469,261	$92,674

Liquidity, Sources of Capital and Lines of Credit

On March 31, 2009, current assets were $2,151,542, and total assets were $15,978,055. Current liabilities were $2,994,553 and total liabilities were $8,004,458, resulting in total shareholder equity of $7,973,597 and a working capital deficiency of $843,011.

At the end of the first quarter of 2009 the Company's unrestricted cash balance was $519,648 compared to $279,227 on December 31, 2008.

We believe that current cash needs can be met with the current cash balance and from working capital generated from operations over the next 12 months.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS-157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  FSP FAS 157-4 is required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 157-4 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) and (“FSP FAS 124-2”).  FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.  FSP FAS 115-2 and FSP FAS 124-2 are required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 115-2 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements.    FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 107-1 on our consolidated financial statement disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162, is effective 60 days following SEC approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company's consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or other relationships with unconsolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.                      Other Information

Item 1.     Legal Proceedings

On January 20, 2008, Celia Greengrass filed a sexual harassment complaint with the Equal Employment Opportunity Commission.  The claim is still under investigation by the EEOC but IMS believes the claims to be meritless and will vigorously defend itself.

On March 20, 2008, Joan Mansfield filed a complaint alleging age discrimination with the Connecticut Commission on Human Rights and Opportunities and the Equal Employment Opportunity Commission.  IMS has reached a settlement with Ms. Mansfield and the complaints will be dismissed. The Company will pay Ms. Mansfield $15,000.

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

Item 1A. Risk Factors - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds -

On January 2, 2009, the Company redeemed 600,000 shares of IMS common stock from the former owner of Alliance Barter, who was paid $450,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 15, 2009, the portion of the agreement, for the purchase of Kansas Trade Exchange, that specified that 300,000 of shares IMS common stock were to be issued, was cancelled. The stock had not yet been issued. In exchange two notes payable were issued totaling $300,000. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders. This also resulted in the release of $300,000 of the stock guarantee. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 16, 2009 IMS issued 300,000 shares of IMS stock to an investor relations firm. The fair value of the stock was $24,000. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders –  None.

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

 None.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Principal Executive Officer)

May 14, 2009

/s/ Danny W Weibling

Danny W Weibling, CPA, Treasurer
(Chief Financial Officer)

May 14, 2009