Form 10-Q
period 2009-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2009-08-14
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐ (Not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of August 14, 2009 was 10,252,683.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (June 30, 2009 - Unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	2

	Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2009 and 2008; Six Months Ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2009 and 2008	5

	Condensed Consolidated Statement of Changes in Stockholders Equity - Six Months Ended June 30, 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 -	Controls and Procedures	19

Part II.	Other Information	20

Item 1A -	Risk Factors

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults on Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

-- 1 --

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(UNAUDITED)

ASSETS
Current assets
Cash	$403,437	$279,227
Restricted cash	98,544	495,803
Marketable securities	92,975	84,808
Accounts receivable, net	1,213,000	1,401,383
Refundable income taxes	48,500	48,500
Earned trade account	108,160	6,991
Prepaid expenses	145,813	109,710
Inventory	-	33,839

Total current assets	2,110,429	2,460,261

Net furniture and equipment	905,937	1,056,526

Other assets

Membership lists, net	8,905,360	9,577,257
Goodwill	3,435,479	3,435,479
Deferred tax asset	-	75,000
Assets held for investment	99,298	99,298
Investment in real estate	26,000	26,000
Cash surrender value	45,925	43,125

Total other assets	12,512,062	13,256,159

Total assets	$15,528,428	$16,772,946

-- 2 --

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(UNAUDITED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$904,309	$1,010,374
Credit lines	308,992	340,746
Current portion of notes payable	440,131	838,982
Current portion of convertible notes payable	415,177	175,466
Current portion of common stock subject to guarantee	771,000	1,268,500

Total current liabilities	2,839,609	3,634,068

Long-term liabilities
Notes payable, less current portion	64,811	154,334
Convertible notes payable, less current portion	1,346,166	1,306,813
Convertible notes payable, related parties	100,000	-
Common stock subject to guarantee, less current portion	876,500	1,359,500
Deferred compensation	267,500	260,000
Deferred income taxes	1,848,300	2,039,000

Total long-term liabilities	4,503,277	5,119,647

Total liabilities	7,342,886	8,753,715

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized, 10,270,906 and 10,270,906
issued and outstanding June 30, 2009
and December 31, 2008 respectively	6,163	6,163
Paid in capital	12,401,538	11,697,038
Treasury stock, 547,763 and 387,091
shares outstanding, respectively	(2,086,919)	(1,403,216)
Deferred compensation	(16,000)	(25,467)
Accumulated other comprehensive loss	(40,375)	(50,840)
Accumulated deficit	(2,078,865)	(2,204,447)

Total stockholder equity	8,185,542	8,019,231

Total liabilities and stockholder equity	$15,528,428	$16,772,946

See accompanying notes to condensed consolidated financial statements.

-- 3 --

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008

Gross revenue	$3,481,819	$3,539,434	$6,833,043	$7,058,273

Expenses

Payroll, related taxes
and employee benefits	1,940,741	2,347,310	3,984,990	4,902,690
General and administrative	408,830	515,496	850,592	960,697
Occupancy	315,905	261,468	621,152	520,138
Selling	117,138	141,152	203,829	256,563
Depreciation	76,764	71,934	153,388	146,803
Amortization	335,949	338,493	671,897	660,818
Provision for bad debt	(4,389)	24,601	-	80,853

Total expenses	3,190,938	3,700,454	6,485,848	7,528,562

Net income (loss) from operations	290,881	(161,020)	347,195	(470,289)

Other income (expense)
Interest income	121	2,806	496	7,555
Interest expense	(66,932)	(61,479)	(124,990)	(128,366)

Total other income (expense)	(66,811)	(58,673)	(124,494)	(120,811)

Income (loss) before income taxes	224,070	(219,693)	222,701	(591,100)
Income tax expense (benefit)	44,119	(155,500)	97,119	(296,000)

Net income (loss)	$179,951	$(64,193)	$125,582	$(295,100)

Net income (loss) per
common share - basic	$.02	$(.01)	$.01	$(.03)
- dilutive	$.02	$(.01)	$.01	$(.03)
Weighted average common
shares outstanding - basic	10,254,608	10,192,217	10,254,608	10,144,728
- dilutive	10,254,608	10,195,217	10,524,608	10,144,728

See accompanying notes to condensed consolidated financial statements.

-- 4 --

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,582	$(295,100)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	825,285	807,621
Provision for bad debts		80,853
Stock issued for services	33,467	29,000
Loss on disposal of fixed assets		23,786
Accretion of discount on notes payable		4,723
Deferred compensation	7,500	7,500
Interest on subscription receivable		(873)
Changes in assets and liabilities
Accounts receivable	188,383	260,082
Earned trade account	(101,169)	(262,149)
Deferred tax benefit	75,000	-
Inventory	33,839	-
Prepaid expense	(36,103)	6,863
Accounts payable	(35,830)	(123,302)
Accrued compensation & payroll taxes	73,417	112,962
Accrued sales tax	(26,276)	(41,501)
Accrued income taxes	204,100	(135,396)
Deferred tax liability	(190,700)	(311,000)
Trade payable	(321,476)	-

Net cash provided by operating activities	855,019	164,069

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(240,241)	(70,376)
Capital expenditures	(2,799)	(52,730)
Increase in marketable securities	(4,500)	(4,500)
Proceeds from sale of real estate	-	2,695
Cash payments on business acquisitions	-	(320,000)
Increase in cash surrender value	(2,800)	(2,800)

Net cash provided by (used in) investing activities	(250,340)	(447,711)

-- 5 --

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued
	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit lines and notes payable	25,000	410,000
Proceeds from convertible notes payable, related parties	100,000	-
Payments on credit lines	(56,744)	-
Payments on notes payable	(509,321)	(496,724)
Purchase of treasury stock	(46,203)	(172,000)
Proceeds from subscription receivable	-	5,000
Proceeds related to issuance of stock	-	302,500

Net cash provided by (used in) financing activities	(487,268)	48,776

Foreign currency translation adjustment	6,799	(4,478)

Net increase (decrease) in cash	124,210	(239,344)

Cash at beginning of period	279,227	812,365

Cash at end of period	$403,437	$573,021

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$124,990	$128,366
Cash paid for income taxes	$8,719	$150,396

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Business acquisitions
Fair value of assets acquired	-	$805,424
Less: Stock issued	-	(100,000)
Purchase option	-	(112,500)
Issuance of notes payable	-	(272,924)

Net cash paid for acquisitions	-	$320,000

Unrealized net loss on equity investments	$3,667	$-

Release of stock guarantees	$637,500	$307,000

Treasury stock acquired with long-term debt	$300,000	$-

 See accompanying notes to condensed consolidated financial statements.

-- 6 --

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2009

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Deferred.	Other	Accum.		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Comp	Income	Deficit	Shares	Value	Equity

Balances at
December 31, 2008	-	-	10,270,906	$6,163	$11,697,038	$(25,467)	$(50,840)	$(2,204,447)	(387,091)	$(1,403,216)	$8,019,231

Foreign currency
translation adjustment	-	-	-	-	-	-	3,667	-	-	-	3,667

Unrealized gain on
available for sale
securities	-	-	-	-	-	-	6,798	-	-	-	6,798

Net income Six
Months Ended
June 30, 2009	-	-	-	-	-	-	-	125,582	-	-	125,582

Net comprehensive
income	-	-	-	-	-	-	-	-	-	-	136,047

Treasury stock
purchases	-	-	-	-	-	-	-	-	(19,006)	(46,203)	(46,203)

Stock issued for
services	-	-	50,000	30	23,970	(24,000)	-	-	-	-	-

Deferred comp
expensed	-	-	-	-	-	33,467	-	-	-	-	33,467

Stock converted
to notes	-	-	(50,000)	(30)	(299,970)	-	-	-	-	-	(300,000)

Guaranteed stock
returned for
restricted cash	-	-	-	-	-	-	-	-	(141,666)	(637,500)	(637,500)

Reclassification of
shares issued at
guaranteed prices
to liabilities	-	-	-	-	980,500	-	-	-	-	-	980,500

Balances at
June 30, 2009	-	-	10,270,906	$6,163	$12,401,538	$(16,000)	$(40,375)	$(2,078,865)	(547,763)	$(2,086,919)	$8,185,542
See accompanying notes to condensed consolidated financial statements.

-- 7 --

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 370,000 and 503,334 stock options and warrants as of June 30, 2009 and 2008 respectively is not included in the computation of diluted loss per share as the effect is anti-dilutive. The assumed conversion of notes payable to common stock of 955,618 and 547,481 shares as of June 30, 2009 and 2008 respectively is also not included in the computation of diluted loss per share, as the effect is anti-dilutive.

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

-- 8 --

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

Recent Accounting Pronouncements

 In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

-- 9 --

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 13 for the Company’s disclosure on subsequent events.

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

NOTE 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2009, the Company has cash in excess of FDIC insurance of $17,987.

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

-- 10 --

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

NOTE 5 - INVENTORY

Inventory consisted primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost of acquisition, or fair value. The inventory was sold at cost in the quarter ending June 30, 2009.

NOTE 6 – BUSINESS ACQUISITIONS

There were no business acquisitions in the first and second quarters of 2009.

NOTE 7 – LINES OF CREDIT AND NOTES PAYABLE

As of June 30, 2009 the company has drawn on its credit lines for a net amount of $308,992.

On January 15, 2009 IMS issued convertible notes payable totaling $300,000 in exchange for release of the stock guarantee on, and the return of 50,000 shares of IMS stock. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders, with a maximum of $120,000 per year. At any time the note holders can convert any portion of the unpaid principle into IMS common stock. Conversions reduce the principal amount at $6.00 per share.

On March 31, 2009 IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum, with a due date of July 10, 2010. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments begin June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum, with a due date of March 31, 2011. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments begin June 30, 2009.

On March 31, 2009, the Company and a private investor agreed in principle, to extend an interest only note payable with an original due date of July 2009 for two years, to July 2011.  An extension was created on July 15, 2009. See Note 13.

-- 11 --

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

A summary of the status of Company's fixed stock option plan as June 30, 2009 and the changes during the period then ended is presented below:

	June 30, 2009
		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	110,000	$0.96
Granted	-	-
Forfeited	-	-
Expired	(106,667)	-
Exercised	-

Outstanding at end of period	3,333	$1.80

Options exercisable at
period end	3,333

Weighted average fair value
of options granted to
employees during the year	$-

As of June 30, 2009 there were 3,333 options outstanding and exercisable, with a weighted average remaining contractual life of .56 years, and a weighted average exercise price of $1.80.

All options had vested prior to January 1, 2006.

STOCK ISSUANCES

On January 2, 2009, the Company redeemed 100,000 shares of IMS common stock from the former owner of Alliance Barter, who was paid $450,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On January 15, 2009, the portion of the agreement, for the purchase of Kansas Trade Exchange, that specified that 50,000 of shares IMS common stock were to be issued, was cancelled. The stock had not yet been issued. In exchange two notes payable were issued totaling $300,000. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders. This also resulted in the release of $300,000 of the stock guarantee.

-- 12 --

On March 16, 2009 IMS issued 50,000 shares of IMS stock to an investor relations firm. The fair value of the stock was $24,000.

On April 3, 2009, IMS paid $3,203 in trade dollars for 6,672 shares of IMS common stock, which were placed in treasury.

On May 1, 2009, the Company redeemed 4,000 shares of IMS common stock from the former owner of Long Island Trade, who was paid $24,000 in cash per the stock guarantee agreement.  The stock was placed in treasury.

On May 26, 2009, the Company redeemed 41,667 shares of IMS common stock from the former owner of Alliance Barter, who was paid $187,500 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On May 31, 2009, the Company redeemed 8,334 shares of IMS common stock from the former owner of Tradecorp of Ohio, who was paid $25,000 in trade dollars per the stock guarantee agreement.  The stock was placed in treasury.

STOCK WARRANTS

As of June 30, 2009 there were 366,667 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $3.30 per share. The warrants expire May 31, 2011.

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

Comprehensive income consisted of the following for the six months ended June30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Net income (loss)	$125,582	$(295,100)
Foreign currency translation adjustment	6.798	(4,479)
Unrealized gain (loss) on available for sale securities	3,667	(14,530)
Comprehensive gain (loss)	$136,047	$(314,109)

-- 13 --

NOTE 11 – PENDING LEGAL PROCEEDINGS

In the ordinary course of business, the company is occasionally involved in litigation, both as plaintiff and defendant. During the second quarter of 2009, three legal complaints in which the company was the named defendant were dismissed or settled with no material expense incurred. Remaining open are two employment-related actions that have been filed against the company with various government agencies. Management feels that both of the actions are without merit and is vigorously defending its position.  It is not anticipated that any material losses or settlement expense will arise relative to these pending actions.

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

We currently lease 3,900 square feet of office space located at 1595 Elmwood Avenue, Rochester, New York, from Stephen Webster, a member of the board of directors of the Company. The triple net lease commenced in February 2007, and expires December 31, 2011. Monthly rental payments are $6,644. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

On March 31, 2009 IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Interest payments will be quarterly starting June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Interest payments will be quarterly starting June 30, 2009.

NOTE 13 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

On July 15, 2009 a $100,000 note payable to a private investor was extended for two additional years. The terms remain as interest only paid quarterly at 10% per annum. The convertible feature of the note was adjusted to $.66 per share - the current market value of the stock on July 15, 2009.

On July17, 2009, the Company redeemed 18,223 shares of IMS common stock from the former owner of Long Island Trade, who will be paid $82,000 ($6,000 per month) in cash per the stock guarantee agreement.  The stock was placed in treasury.

On August 7, 2009 a 1 for 6 reverse stock split became effective. The new symbol on that date became ITNM. All share and per share amounts have been retroactively adjusted.

-- 14 --

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

RESULTS OF OPERATIONS

HIGHLIGHTS

During the six months ended June 30, 2009, International Monetary Systems, Ltd. began to realize the benefits of the substantial reductions in overhead that the Company had worked so hard to achieve over the past year. Some of the highlights:

•	Employee costs for year-to-date June 30, 2009 compared to June 30, 2008 have been reduced by more than $900,000.

•	Net income from operations for year-to-date June 30, 2009 compared to June 30, 2008 has improved by more than $800,000.

•	Total Liabilities for the current year-to-date have been reduced by more than $1.4 million compared to December 31, 2008.

•	The unrestricted cash balance has increased by 44.8% since December 31, 2008.

•	160,672 shares of IMS common stock were repurchased and added to treasury since December 31, 2008.

CURRENT QUARTER

During the quarter ended June 30, 2009, International Monetary Systems generated gross revenues of $3,481,820, an increase of 3.9% compared to revenue of $3,351,224 in the first quarter of 2009, and a decrease of 1.6% compared to $3,539,434 of revenue in the second quarter of 2008.

Operating expenses in the second quarter were $3,190,938, a decrease of 3.2% compared to the first quarter of 2009, and a 13.8% decrease compared to the second quarter of 2008.

The combination of revenue change and expense controls resulted in net operating income of $290,881 for the quarter, compared to net operating income of $56,314 in the first quarter of 2009, and a net operating loss of $161,020 in the second quarter of 2008.

After adjusting for interest and income tax expense, the net profit for the current period was $179,951, compared to losses of $54,369 in the first quarter of 2009, and $64,193 in the second quarter of 2008, respectively.

Operating profit or EBITDA (earnings before interest, taxes, depreciation and amortization) for the quarter totaled $703,714 an increase of 50% over the $469,261 reported for the first quarter of 2009, and a 179% increase over the second quarter of 2008. EBITDA is calculated as follows:

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	June 30, 2009	March 31, 2009	June 30, 2008

Net income (loss)	$179,951	$(54,369)	$(64,193)
Interest expense	66,932	58,058	61,479
Income tax expense (benefit)	44,119	53,000	(155,500)
Depreciation	76,764	76,624	71,934
Amortization	335,949	335,948	338,493

	$703,715	$469,261	$252,213

-- 15 --

YEAR TO DATE

During the six months ended June 30, 2009, International Monetary Systems generated gross revenue of $6,833,043, compared to $7,058,273 last year, a decrease of 3.2%.

Total expenses decreased from $7,528,562 in the first six months of 2008 to $6,485,848 for the same period in 2009. This is a decrease of $1,042,714, or 13.8%.

The net income from operations was $347,195 for the first six months of 2009, compared to a loss of $470,289 for the same period last year.

Operating profit or EBITDA (earnings before interest, taxes, depreciation and amortization) totaled $1,172,976, an increase of 240% from the $344,887 reported for the same period of 2008. EBITDA is calculated as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Net income (loss)	$125,582	$(295,100)
Interest expense	124,990	128,366
Income tax expense (benefit)	97,119	(296,000)
Depreciation	153,388	146,803
Amortization	671,897	660,818

	$1,172,976	$344,887

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On June 30, 2009, current assets were $2,110,429, and total assets were $15,528,428. Current liabilities were $2,839,609, and total liabilities were $7,342,886, resulting in total shareholder equity of $8,185,542 and a working capital deficiency of $729,180.

Net cash provided by operations at June 30, 2009 was $855,019 and increase of $690,950 compared to the $164,069 at June 30, 2008.

At the end of the second quarter of 2009, the Company's unrestricted cash balance was $403,437, compared to $279,227 on December 31, 2008.

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

-- 16 --

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

In 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first six months of 2009.

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

Recent Accounting Pronouncements

 In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

-- 17 --

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 13 for the Company’s disclosure on subsequent events.

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

-- 18 --

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PRODCECURES

Members of our management, including Don F Mardak, our Chief Executive Officer, Danny W Weibling, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Weibling concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and Rule 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the six months of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

-- 19 --

INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.    Other Information

Item 1.     Legal Proceedings

In the ordinary course of business, the company is occasionally involved in litigation, both as plaintiff and defendant. During the second quarter of 2009, three legal complaints in which the company was the named defendant were dismissed or settled with no material expense incurred. Remaining open are two employment-related actions that have been filed against the company with various government agencies. Management feels that both of the actions are without merit and is vigorously defending its position.  It is not anticipated that any material losses or settlement expense will arise relative to these pending actions.

Item 1A. Risk Factors - Not applicable for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds -

On January 2, 2009, the Company redeemed 100,000 shares of IMS common stock from the former owner of Alliance Barter, who was paid $450,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 15, 2009, the portion of the agreement, for the purchase of Kansas Trade Exchange, that specified that 50,000 of shares IMS common stock were to be issued, was cancelled. The stock had not yet been issued. In exchange two notes payable were issued totaling $300,000. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders. This also resulted in the release of $300,000 of the stock guarantee. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 16, 2009 IMS issued 50,000 shares of IMS stock to an investor relations firm. The fair value of the stock was $24,000. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 3, 2009, IMS paid $3,203 in trade dollars for 6,672 shares of IMS common stock, which were placed in treasury. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May 1, 2009, the Company redeemed 4,000 shares of IMS common stock from the former owner of Long Island Trade, who was paid $24,000 in cash per the stock guarantee agreement.  The stock was placed in treasury. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May 26, 2009, the Company redeemed 41,667 shares of IMS common stock from the former owner of Alliance Barter, who was paid $187,500 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May 31, 2009, the Company redeemed 8,334 shares of IMS common stock from the former owner of Tradecorp of Ohio, who was paid $25,000 in trade dollars per the stock guarantee agreement.  The stock was placed in treasury. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.    Defaults Upon Senior Securities - None

-- 20 --

Item 4.    Submission of Matters to a Vote of Security Holders

8,135,825 votes were cast at the meeting representing 82.6% of the outstanding voting stock of the company. It is believed that no votes were withheld.

The Security Holders voted at the annual meeting on June 17, 2009 to elect 2 board members and to ratify Webb & Company, PA as our auditors for the year ending December 31, 2009.

The ratification of Webb & Company, PA received the votes of 7,949,851 shares.

The following directors were elected or re-elected at the annual meeting:
Thomas Delacy - received the votes of 8,091,261 shares
Dale Mardak – received the votes of 8,086,844 shares

The terms for the following directors continued after the meeting:
John Strabley
Gerald Van Dyn Hoven
Stephen Webster
Wayne Dalin
Wayne Emmer
Donald Mardak

Item 5.    Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A Form 8-K was filed on June 18, 2009 announcing that on June 17, 2009, the Company‘s Board of Directors established a one-for-six reverse stock split for all issued and outstanding shares, to be effective on July 17, 2009.

A Form 8-K was filed on July 17, 2009 announcing that administrative requirements have changed the effective trading date previously announced regarding the reverse stock split of INLM outstanding common stock. A new date to be announced when these administrative matters are completed.

A Form 8-K was filed on August 7, 2009 announcing that after completing the administrative procedures, for purposes of trading on the OTC Bulletin Board, the reverse split was approved and would  take effect at the open of business 8/7/09. The new symbol on this date will be ITNM.

-- 21 --

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Principal Executive Officer)

August 14, 2009

/s/ Danny W Weibling

Danny W Weibling, CPA, Treasurer
(Chief Financial Officer)

August 14, 2009

-- 22 --