Form 10-Q
period 2009-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2009-11-16
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock, $.0001 par value, outstanding as of November 16, 2009 was10,313,467.
.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (September 30, 2009 - Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	2

	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2009 and 2008; Nine Months Ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2009 and 2008	5

	Condensed Consolidated Statement of Changes in Stockholders Equity - Nine Months Ended September 30, 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 -	Controls and Procedures	19

Part II.	Other Information	20

Item 1A -	Risk Factors

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults on Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(UNAUDITED)

ASSETS
Current assets
Cash	$544,207	$279,227
Restricted cash	218,627	495,803
Marketable securities	108,999	84,808
Accounts receivable, net	1,138,023	1,401,383
Refundable income taxes	133,000	48,500
Earned trade account	174,837	6,991
Prepaid expenses	219,328	109,710
Inventory	-	33,839

Total current assets	2,537,021	2,460,261

Net furniture and equipment	954,305	1,056,526

Other assets

Membership lists, net	8,569,412	9,577,257
Goodwill	3,435,479	3,435,479
Deferred tax asset	-	75,000
Assets held for investment	99,298	99,298
Investment in real estate	26,000	26,000
Cash surrender value	47,325	43,125

Total other assets	12,177,514	13,256,159

Total assets	$15,668,840	$16,772,946

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(UNAUDITED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,124,772	$1,010,374
Credit lines	288,857	340,746
Current portion of notes payable	394,900	838,982
Current portion of convertible notes payable	401,318	175,466
Current portion of common stock subject to guarantee	775,500	1,268,500

Total current liabilities	2,985,347	3,634,068

Long-term liabilities
Notes payable, less current portion	27,628	154,334
Convertible notes payable, less current portion	1,340,930	1,306,813
Convertible notes payable, related parties	100,000	-
Common stock subject to guarantee, less current portion	740,000	1,359,500
Deferred compensation	271,250	260,000
Deferred income taxes	1,753,000	2,039,000

Total long-term liabilities	4,232,808	5,119,647

Total liabilities	7,218,155	8,753,715

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized 10,295,134 and 10,270,939
issued and outstanding September 30, 2009
and December 31, 2008 respectively	1,030	1,028
Paid in capital	12,550,671	11,702,173
Treasury stock, 574,095 and 387,090
shares outstanding, respectively	(2,214,270)	(1,403,216)
Deferred compensation	(4,000)	(25,467)
Accumulated other comprehensive loss	(18,061)	(50,840)
Accumulated deficit	(1,864,685)	(2,204,447)

Total stockholder equity	8,450,685	8,019,231

Total liabilities and stockholder equity	$15,668,840	$16,772,946

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Gross revenue	$3,526,792	$3,537,840	$10,359,835	$10,596,113

Expenses

Payroll, related taxes
and employee benefits	1,773,103	2,188,512	5,758,093	7,091,202
General and administrative	431,632	430,201	1,282,224	1,390,898
Occupancy	287,037	272,923	908,189	793,061
Selling	286,311	270,149	490,140	526,712
Depreciation	55,095	75,389	208,483	222,192
Amortization	335,948	342,143	1,007,845	1,002,961
Provision for bad debt	-	(68,263)	-	12,590

Total expenses	3,169,126	3,511,054	9,654,974	11,039,616

Net income (loss) from operations	357,666	26,786	704,861	(443,503)

Other income (expense)
Interest income	83	2,099	579	9,654
Interest expense	(55,345)	(74,119)	(180,335)	(202,485)

Total other income (expense)	(55,262)	(72,020)	(179,756)	(192,831)

Income (loss) before income taxes	302,404	(45,234)	525,105	(636,334)
Income tax expense (benefit)	88,224	76,282	185,343	(219,718)

Net income (loss)	$214,180	$(121,516)	$339,762	$(416,616)

Net income (loss) per
common share - basic	$.02	$(.01)	$.03	$(.04)
- dilutive	$.02	$(.01)	$.03	$(.04)
Weighted average common
shares outstanding - basic	9,715,606	9,981,763	9,740,880	9,924,138
- dilutive	9,715,606	9,981,763	9,740,880	9,924,138

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$339,762	$(416,616)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,216,328	1,225,153
Provision for bad debts		12,590
Stock issued for services	58,967	56,000
Loss on disposal of fixed assets		23,786
Accretion of discount on notes payable		4,723
Deferred compensation	11,250	11,250
Interest on subscription receivable		(1,281)
Changes in assets and liabilities
Accounts receivable	263,360	284,475
Tax refund receivable	(84,500)	-
Earned trade account	(167,846)	(344,265)
Deferred tax benefit	75,000	-
Inventory	33,839	-
Prepaid expense	(109,618)	(65,177)
Accounts payable	(32,865)	(90,284)
Accrued compensation & payroll taxes	22,491	53,774
Accrued sales tax	(25,506)	(44,700)
Accrued income taxes	471,750	(99,000)
Deferred tax liability	(286,000)	(300,000)
Trade payable	(321,476)	-

Net cash provided by operating activities	1,464,936	310,428

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(360,324)	(191,848)
Capital expenditures	(106,262)	(70,731)
Increase in marketable securities	(6,750)	(6,750)
Proceeds from sale of real estate	-	2,695
Cash payments on business acquisitions	-	(495,000)
Increase in cash surrender value	(4,200)	(4,200)

Net cash used in investing activities	(477,536)	(765,834)

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued
	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit lines and notes payable	25,092	420,000
Proceeds from convertible notes payable, related parties	100,000	200,000
Payments on credit lines	(76,970)	-
Payments on notes payable	(739,677)	(693,989)
Purchase of treasury stock	(46,203)	(172,000)
Proceeds from subscription receivable	-	5,000
Proceeds related to issuance of stock	-	302,500

Net cash provided by (used in) financing activities	(737,758)	61,511

Foreign currency translation adjustment	15,338	(10,249)

Net increase (decrease) in cash	264,980	(404,144)

Cash at beginning of period	279,227	812,365

Cash at end of period	$544,207	$408,221

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$180,335	$194,297
Cash paid for income taxes	$9,093	$179,282

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Business acquisitions
Fair value of assets acquired	-	$1,155,424
Less: Stock issued	-	(150,000)
Purchase option	-	(112,500)
Issuance of notes payable	-	(397,924)

Net cash paid for acquisitions	-	$495,000

Unrealized net gain on equity investments	$17,441	$-

Release of stock guarantees	$766,351	$357,000

Treasury stock acquired with long-term debt	$300,000	$-

 See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2009

	Preferred Stock		Common Stock						Treasury Stock
											Total
		Par		Par	Paid in	Deferred.	Other	Accumulated		Par	Stockholder
	Shares	Value	Shares	Value	Capital	Comp	Income	Deficit	Shares	Value	Equity

Balances at
December 31, 2008	-	$-	10,270,939	$1,028	$11,702,173	$(25,467)	$(50,840)	$(2,204,447)	(387,090)	$(1,403,216)	$8,019,231

Foreign currency
translation adjustment	-	-	-	-	-	-	15,338	-	-	-	15,338

Unrealized gain on
available for sale
securities	-	-	-	-	-	-	17,441	-	-	-	17,441

Net income Nine
Months Ended
September 30, 2009	-	-	-	-	-	-	-	339,762	-	-	339,762

Net comprehensive
income	-	-	-	-	-	-	-	-	-	-	372,541

Treasury stock
purchases	-	-	-	-	-	-	-	-	(48,339)	(175,054)	(175,054)

Stock issued for
services	-	-	74,000	7	35,993	(24,000)	-	-	3,000	1,500	13,500

Deferred comp
expensed	-	-	-	-	-	45,467	-	-	-	-	45,467

Stock converted
to notes	-	-	(50,000)	(5)	(299,995)	-	-	-	-	-	(300,000)

Guaranteed stock returned
for restricted cash	-	-	-	-	-	-	-	-	(141,666)	(637,500)	(637,500)

Reclassification of shares
issued at guaranteed
prices to liabilities	-	-	-	-	1,112,500	-	-	-	-	-	1,112,500

Stock split adjustments	-	-	195	-	-	-	-	-	-	-	-

Balances at
September 30, 2009	-	$-	10,295,134	$1,030	$12,550,671	$(4,000)	$(18,061)	$(1,864,685)	(574,095)	$(2,214,270)	$8,450,685
See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The assumed exercise of 366,667 and 503,334 stock options and warrants as of September 30, 2009 and 2008 respectively is not included in the computation of diluted loss per share as the effect is anti-dilutive. The assumed conversion of notes payable to common stock of 955,618 and 749,721 shares as of September 30, 2009 and 2008 respectively is also not included in the computation of diluted loss per share, as the effect is anti-dilutive.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Stock-Based Compensation

Effective January 1, 2006, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values, as required by FASB ASC 718. ASC 718 is being applied on the modified prospective basis.  Accounting for Stock based compensation ("ASC 718") and accordingly, recognized no compensation expense related to the stock-based plans as stock options granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB ASC 505. In accordance with ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2009 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

NOTE 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2009, the Company has cash in excess of FDIC insurance of $85,450.

NOTE 3 – MARKETABLE SECURITIES

ASC 320 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined as the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined as the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by ASC 320.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Available for sale securities:
Cost	$105,716	$98,966
Unrealized gain or (loss)	3,283	(14,158)
Marketable equity securities
classified as current	$108,999	$84,808

The changes in unrealized gains (losses) from available-for-sale securities included as a component of equity for the nine months ended September 30, 2009 and the year ended December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Unrealized gain (loss)	$17,441	$(42,104)

The investment in marketable equity securities has been pledged to secure the liability for deferred compensation.

NOTE 4 - EARNED TRADE ACCOUNT

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

NOTE 5 - REVENUE SOURCES AND REVENUE RECOGNITION

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

NOTE 6 - INVENTORY

Inventory consisted primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost of acquisition, or fair value. The inventory was sold at cost in the quarter ending June 30, 2009.

NOTE 7 – LINES OF CREDIT AND NOTES PAYABLE

As of September 30, 2009 the company has drawn on its credit lines for a net amount of $288,857.

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

On July 17, 2009, the Company redeemed 18,222 shares of IMS common stock from the former owner of Long Island Trade, who will be paid $82,000 ($6,000 per month starting August 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A note in the amount of $79,907 was issued for the transaction using an imputed interest rate of 4.25%.

On August 20, 2009, the Company redeemed 11,111 shares of IMS common stock from the former owner of Bartermax of Boston, who will be paid $50,000 ($4,500 per month starting in September 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A note in the amount of $48,943 was issued for the transaction using an imputed interest rate of 4.25%.

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

ASC 718 defines a fair value based method of accounting for employee stock options or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk-free interest rate over the expected life of the option. The resulting compensation cost is recognized over the service period, which is usually the vesting period.

A summary of the status of Company's fixed stock option plan as September 30, 2009 and the changes during the period then ended is presented below:

	September 30, 2009
		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at
beginning of period	110,000	$0.96
Granted	-	-
Forfeited	(3,333)	-
Expired	(106,667)	-
Exercised	-

Outstanding at end of period	-	$-

Options exercisable at
period end	-

Weighted average fair value
of options granted to
employees during the year	$-

As of September 30, 2009 there were no outstanding options.

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

On May 26, 2009, the Company redeemed 41,666 shares of IMS common stock from the former owner of Alliance Barter, who was paid $187,500 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On May 31, 2009, the Company redeemed 8,334 shares of IMS common stock from the former owner of Tradecorp of Ohio, who was paid $25,000 in trade dollars per the stock guarantee agreement.  The stock was placed in treasury.

On July 17, 2009, the Company redeemed 18,222 shares of IMS common stock from the former owner of Long Island Trade, who will be paid $82,000 ($6,000 per month starting August 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A note in the amount of $79,907 was issued for the transaction using an imputed interest rate of 4.25%.

On August 7, 2009 a 1 for 6 reverse stock split became effective. The new symbol on that date became ITNM. All share and per share amounts have been retroactively adjusted. As a result of the split, a rounding adjustment added 195 shares to the total number of outstanding shares of common stock.

On August 19, 2009 IMS issued 24,000 shares of common stock to the outside members of the board of directors. Six members were issued 4,000 shares each as annual compensation. The fair value of the shares was $12,000.

On August 19, 2009 IMS issued 3,000 shares of common stock to an employee of the Company as a bonus. The fair value of the shares was $1,500. The shares were taken from treasury.

On August 20, 2009, the Company redeemed 11,111 shares of IMS common stock from the former owner of Bartermax of Boston, who will be paid $50,000 ($4,500 per month starting in September 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A note in the amount of $48,943 was issued for the transaction using an imputed interest rate of 4.25%.

STOCK WARRANTS

As of September 30, 2009 there were 366,667 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $3.30 per share. The warrants expire May 31, 2011.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 10 – COMPREHENSIVE INCOME

FASB ASC 220 establishes rules for reporting and displaying of comprehensive income and its components.  Comprehensive income is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Toronto, Canada.

Comprehensive income (loss) consisted of the following for the nine months ended September 30, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Net income (loss)	$339,762	$(416,616)
Foreign currency translation adjustment	15,338	(10,249)
Unrealized gain (loss) on available for sale securities	17,441	(21,144)
Comprehensive income (loss)	$372,541	$(448,009)

NOTE 11 – PENDING LEGAL PROCEEDINGS

The company is currently a defendant in two cases of note. Both are employment-related actions alleging harassment that have been filed against the company, one by the EEOC, with a proposed conciliation agreement received by the company on September 29, 2009; and the other a civil action filed in federal district court on October 14, 2009. While the maximum settlements in these cases could total as much as $230,000, management is vigorously defending its position and feels that the ultimate expense to the company relative to these matters will be much less. A provision of $40,000 has been recorded as a current estimate of future costs.

Additionally, the company is plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the company purchased in 2005 and several former employees. The suit alleges unfair business practices and theft of trade secrets and seeks damages of approximately $1.5 million.

NOTE 12 – RELATED PARTY TRANSACTIONS

The company currently leases the executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak, and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2008 and expires September 30, 2010. Monthly rental payments are $8,000. The company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

The company currently leases 3,900 square feet of office space located at 1595 Elmwood Avenue, Rochester, New York, from Stephen Webster, a member of the board of directors of the Company. The triple net lease commenced in February 2007, and expires December 31, 2011. Monthly rental payments are $6,644. The company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

On March 31, 2009 IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

NOTE 13 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.

On October 9, 2009 IMS repurchased 42,000 shares of common stock at $4.50 per share using restricted cash of $189,000, thereby releasing $189,000 of the common stock guarantee.

On November 2, 2009 IMS issued 10,000 shares of IMS stock to an investor relations firm. The fair value of the stock was $5,000.

On November 2, 2009 IMS issued 8,333 shares of common stock to an employee of the Company as a bonus. The fair value of the shares was $4,167.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

RESULTS OF OPERATIONS

HIGHLIGHTS

During the nine months ended September 30, 2009, International Monetary Systems (IMS) is realizing the benefits of the substantial reductions in overhead that the Company had worked so hard to achieve over the past year. Some highlights are:

*      Employee costs were reduced by more than $1,300,000 compared to the first three quarters of 2008.

*      Total Liabilities were reduced by more than $1.5 million compared to December 31, 2008.

*      Net income from operations improved by more than $1,100,000 over the same nine months of 2008.

*      Unrestricted cash available has increased by 94.9% since December 31, 2008.

*      190,006 shares were repurchased and added to treasury stock since December 31, 2008.

CURRENT QUARTER

During the quarter ended September 30, 2009, International Monetary Systems generated gross revenues of $3,526,792, substantially flat compared to revenue of $3,537,840 in the third quarter of 2008.

Operating expenses in the third quarter were $3,169,126, a 9.8% decrease compared to $3,511,054 in the third quarter of 2008. The decrease is primarily due to efficiencies realized in personnel and administrative costs.

The combination of revenue change and expense controls resulted in net operating income of $357,666 for the quarter, compared to $26,786 in the third quarter of 2008.

After adjusting for interest and income tax expense, the net profit for the current period was $214,180, compared to a net loss of $121,516 in the third quarter of 2008.

Operating profit or EBITDA - earnings before interest, taxes, depreciation and amortization - for the quarter totaled $748,792, a 67.8% increase over the $446,417 reported in the third quarter of 2008. EBITDA is calculated as follows:

	Three Months Ended
	September 30, 2009	September 30, 2008

Net income (loss)	$214,180	$(121,516)
Interest expense	55,345	74,119
Income tax expense	88,224	76,282
Depreciation	55,095	75,389
Amortization	335,948	342,143

	$748,792	$446,417

YEAR TO DATE

During the nine months ended September 30, 2009, International Monetary Systems generated gross revenue of $10,359,835 compared to $10,596,113 last year, a decrease of 2.3%.

Total operating expenses decreased from $11,039,616 in the first three quarters of 2008 to $9,654,974 for the same period in 2009. This is a decrease of 12.6%.

Net income from operations was $704,861 for the first nine months of 2009, compared to a loss of $443,503 for the same period last year, an improvement of $1,148,364.

Operating profit or EBITDA - earnings before interest, taxes, depreciation and amortization - totaled $1,921,768, an increase of $1,130,464 or 143% compared to the $791,304 reported for the same period of 2008. EBITDA is calculated as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Net income (loss)	$339,762	$(416,616)
Interest expense	180,335	202,485
Income tax expense (benefit)	185,343	(219,718)
Depreciation	208,483	222,192
Amortization	1,007,845	1,002,961

	$1,921,768	$791,304

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On September 30, 2009, current assets were $2,537,021, and current liabilities were $2,985,347, resulting in a working capital deficiency of $448,326.

At the end of the third quarter of 2009, the Company's unrestricted cash balance was $544,207, compared to $279,227 on December 31, 2008.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months. Additionally, the company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $400,000 which may be drawn as needed.

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

In 2002 the Company adopted FASB ASC 350, relative to goodwill and other intangibles, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first nine months of 2009.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification.. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or other relationships with unconsolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PRODCECURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon management’s assessment, we identified the following material weaknesses as of September 30, 2009:

●	Lack of segregation of duties, and

●	Lack of documented and reviewed system of internal control

With regard to the identified material weaknesses, we did not restate any financial results for any prior periods and believe that the identified material weaknesses did not have any material effect on the accuracy of our financial statements prepared with respect to any prior fiscal period. Despite the identified weaknesses in our internal control procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are implementing remediation steps to eliminate these material weaknesses, including the following:

●
Lack of segregation of duties.  The nature of our business currently and our staffing complement will not allow complete segregation of duties typically found in larger companies. However, we have segregated a number of duties and instituted a variety of review procedures conducted by members of the management team, which mitigates this weakness. These management review procedures are designed to detect and correct errors which may result from a lack of segregation of duties.

●
Lack of documented and reviewed system of internal control.  With the assistance of an internal control consulting firm, we are in the process of improving the documentation of our internal control procedures and performing a comprehensive test of the system. This process will continue over the next quarter.

Changes in Internal Controls

Except as set forth above, we did not make any changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.                      Other Information

Item 1.    Legal Proceedings

The company is currently a defendant in two cases of note. Both are employment-related actions alleging harassment that have been filed against the company, one by the EEOC, with a proposed conciliation agreement received by the company on September 29, 2009; and the other a civil action filed in federal district court on October 14, 2009. While the maximum settlements in these cases could total as much as $230,000, management is vigorously defending its position and feels that the ultimate expense to the company relative to these matters will be much less. A provision of $40,000 has been recorded as a current estimate of future costs.

Additionally, the company is plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the company purchased in 2005 and several former employees. The suit alleges unfair business practices and theft of trade secrets and seeks damages of approximately $1.5 million.

Item 1A. Risk Factors - Not applicable for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds -

On July 17, 2009, the Company redeemed 18,223 shares of IMS common stock from the former owner of Long Island Trade, who will be paid $82,000 ($6,000 per month starting August 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A note in the amount of $79,907 was issued for the transaction using an imputed interest rate of 4.25%. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 7, 2009 a 1 for 6 reverse stock split became effective. The new symbol on that date became ITNM. All share and per share amounts have been retroactively adjusted. As a result of the split, a rounding adjustment added 195 shares to the total number of outstanding shares of common stock.

On August 19, 2009 IMS issued 24,000 shares of common stock to the outside members of the board of directors. Six members were issued 4,000 shares each as annual compensation. The fair value of the shares was $12,000. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 19, 2009 IMS issued 3,000 shares of common stock to an employee of the Company as a bonus. The fair value of the shares was $1,500. The shares were taken from treasury. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 20, 2009, the Company redeemed 11,444 shares of IMS common stock from the former owner of Bartermax of Boston, who will be paid $50,000 ($4,500 per month starting in September 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A note in the amount of $48,943 was issued for the transaction using an imputed interest rate of 4.25%. The transaction is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.    Defaults Upon Senior Securities – None

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

A Form 8-K was filed on November 3, 2009 announcing that the board of directors has approved the repurchase of up to 4% of the firm’s outstanding shares from time to time, at prevailing market prices. This repurchase program will become effective on November 9, 2009.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald M Mardak

Donald F. Mardak, President
(Chief Executive Officer, Principal Executive Officer)

November 16, 2009

/s/ Danny W Weibling

Danny W Weibling, CPA, Treasurer
(Chief Financial Officer, Principal Financial Officer)

November 16, 2009