Form 10-K/A
period 2008-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2010-03-02
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1
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

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 8, 2009. It is in response to comment letters received from the Securities and Exchange Commission dated September 25, 2009, November 25, 2009 and January 8, 2010 requesting clarifications and expansion of certain portions of the original Form 10-K as listed below:

•	Reconciling subsidiaries listed under Part, 1 Item 1 to Note 1A in the Notes to the Consolidated Financial Statements;

•	Update the MD & A section regarding key variables and other quantitative and qualitative factors;

•	Update Disclosure Controls and Procedures in Item 9A(T);

•	Update business experience for the directors and executive officers in Item 10;

•	Clarify options or other stock rights available to officer or directors in Item 12;

•	Added financial statements schedules to exhibits in Item 15;

•	Added auditors consent for reference to Form S-8 in Item 15;

•	Updated signature page with additional required signatures.

This filing has been updated for the items listed above and does not include subsequent events or the results of operations subsequent to December 31, 2008 except as noted above. Readers are encouraged to read subsequent filings on forms 10-Q and 8-K for periods subsequent to December 31, 2008 for current information.

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

The principle disadvantage of barter is that, in comparison to the general cash-based economy, a more limited supply of products and services is available.

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

To evaluate operations, management monitors, among other measures, EBIDTA, cash flow, trade volume, revenue generated from said trade volume, number of customers and levels of significant operating expense categories. Key metrics to evaluate the health of the company include cash position, ratio of current assets to current liabilities, debt levels, and equity trading activity.

As stated above, 2008 was a year of investment in the business. 2009 will be a year of evaluation and integration, right sizing the operations across the footprint to take advantage of larger scale, standardizing processes in acquired markets, and reducing overlapping expenses. Management feels that these changes will help to drive increased profitability in the future.

The national and international economic outlook requires us to be cautious in our enthusiasm for the future.  While a slow economy can emphasize barter as an increased part of a successful business’s model, management must be extra diligent in monitoring the health of the exchange members so as to ensure the continued health of the exchange and collectability of fees earned.  That said, fees earned are relatively small amounts from a large number of clients in 50 markets across the country.  This diversification provides substantial revenue risk mitigation.

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

During the year ended December 31, 2008 IMS processed more than $114 million in trade sales transactions, generating gross revenue of $14,203,550, compared to $14,772,045 in 2007. A substantial portion of the decline in revenue was experienced in the corporate barter division, resulting in a decline in trade revenue. While revenue from the corporate division has decreased year over year, as operated it is an incrementally less profitable segment of our business. Gross revenue from this division decreased from $2,678,605 in 2007 to $1,030,246 in 2008.

Total operating expenses increased from $14,945,745 in 2007 to $15,448,086 for the year ended December 31, 2008, an increase of 3.3%. This increase is primarily due to inclusion of the operating expenses from market acquisitions made in 2007 and 2008. A full year’s expenses are included in 2008 for 2007 acquisitions, compared to a partial year’s expenses in 2007. Similarly, 2008 includes a partial year’s expenses for markets acquired in 2008 which would not have been included in 2007’s results.  Adjusting for these fluctuations, operating expenses are relatively comparable on a year over year basis.

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

CHANGES IN ASSETS AND LIABILITIES

During 2008 cash balances decreased to $279,227 from $812,365 in 2007. The decrease is due to the investments in additional markets and infrastructure for future growth described above. Restricted cash deposited in escrow accounts totaled $495,803, compared to $483,443 in 2007, primarily to guarantee the buyback of shares related to the purchase of Alliance Barter. If IMS’ stock price exceeds $.75 per share, these funds will revert back to the Company in accordance with the purchase agreement.  At the end of 2008, accounts receivable, net of allowance for doubtful accounts, totaled $1,401,383, compared to $1,516,938 at the end of 2007. Earned trade decreased from $314,928 to $6,991 primarily due to outlays for advertising during the fourth quarter. As a result of these changes, total current assets decreased from $3,392,126 on December 31, 2007 to $2,460,261 at the end of 2008. Other assets decreased by $433,906, or 3.2%. Total assets decreased from $18,351,454 in 2007 to $16,772,946 on December 31, 2008.

Current liabilities decreased by $344,401, or 8.6%, from $3,978,469 in 2007 to $3,634,068 at the end of 2008. This decrease is primarily due to retiming and renewal of notes payable, setting due dates further into the future, helping to increase cash flow in 2009. Current and long-term notes payable consist of various notes to former owners of acquired trade exchanges, or to investors who funded the acquisitions. At the end of 2008, long-term debt was $5,119,647 compared to $5,292,037 in 2007, a decrease of $172,390. Total liabilities decreased 5.5%, from $9,270,506 in 2007 to $8,753,715 at the end of 2008.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

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

ITEM 9A(T) - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Donald F. Mardak, our Principal Executive Officer and Danny W. Weibling, our Principal Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Principal Executive Officer and our Principal Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

 Our management, including our Principal Executive Officer and Principal Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with IMSL, as of December 31, 2008.

Name	Age	Position
Donald F. Mardak	72	Principal Executive Officer, President and Director
Danny W. Weibling	60	Treasurer and Principal Financial Officer
John E. Strabley	45	Executive Vice President and Director
Dale L. Mardak	48	Senior Vice President and Director
Patricia A. Katisch	63	Corporate Secretary
Wayne Emmer	54	Director
Gerald Van Dyn Hoven	52	Director
Thomas Delacy	44	Director
Wayne Dalin	64	Director
Stephen Webster	64	Director

Donald F. Mardak has been the Principal Executive Officer, President and a director of IMSL since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company", a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Mr. Mardak is a two-term president of NATE, the National Association of Trade Exchanges (1995-96 and 1999-2000) and served on the board of directors of the organization for seven years. NATE is the principal barter industry trade association.

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

Danny W. Weibling is a Certified Public Accountant and, along with his wife Lisa, was the former owner of Trade Systems Interchange, the Rohnert Park, CA barter network that IMSL acquired in April of 2001. Mr. Weibling is also the developer and programmer of TradeWorks, a leading barter industry software program, and he served six years as treasurer of the National Association of Trade Exchanges. He has been Treasurer and Principal Financial Officer of IMSL since April of 2001.

Patricia A. Katisch is the owner of Katisch & Associates, a marketing consulting and public relations firm she has operated since 2002. From 1998 - 2001, Ms. Katisch was an Associate Dean in the College of Professional Studies at Marquette University. Previous to that, she founded and published the Women's Yellow Pages of Greater Milwaukee and was the producer of the Wisconsin World of Women Show.

Wayne Emmer is the President of Illinois Cement Co., a position he has held since August of 1998. Wayne is also a former member of the Parkview Christian Academy School Board.

Gerald Van Dyn Hoven has been the president of the Van Dyn Hoven Automotive Group for more than 20 years. Jerry is a director of American National Bank - Fox Cities, and is a member of the Board of Trustees of Equitable Reserve Association.

Thomas Delacy is the president and CEO of Independent Inspections, Ltd., a company that provides municipal inspection services for several cities. Tom has held this position for more than 15 years.

Wayne Dalin has been a Certified Public Accountant for more than 30 years and is a retired principal  in Dalin, Lindseth & Company.

Stephen Webster was the former owner of Alliance Barter, of Rochester New York for more than 25 years. He is a past president of the National Association of Trade Exchanges (NATE) and the International Reciprocal Trade Association (IRTA). Steve is also a member of the Barter Hall of Fame. He is currently a real estate developer and private investor.

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

ITEM 11 - EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to or accrued by our principal executive officer and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2008, for the fiscal years ended December 31, 2008 and 2007:

SUMMARY COMPENSATION TABLE

						Pension Value
						and
						Nonqualified
						Deferred	Non-Equity
				Stock	Option	Compensation	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Earnings	Compensation	Compensation	Total
Principle Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)

Donald F. Mardak,	2008	230,000	--	--	--	--	--	10,367	240,367
Principal Executive	2007	200,000	--	--	--	--	--	6,960	206,960
Officer & President

Danny W. Weibling,	2008	190,000	2,500	--	--	--	--	4,367	196,867
Principal Financial	2007	165,000	--	--	--	--	--	3,975	168,975
Officer & Treasurer

John E. Strabley,	2008	175,000	2,500	--	--	--	--	6,092	183,592
Executive Vice	2007	150,000	--	--	--	--	--	4,706	154,706
President & Director

(1) Represents auto allowances.

Employment Agreements

On March 10, 2007, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, our Principal Financial Officer and John E. Strabley, and Dale L. Mardak our senior vice presidents, pursuant to which these employees will receive base salaries in 2008 of $230,000, $190,000, $175,000 and $165,000, respectively, plus commissions and bonuses, if any, to be determined by our principal executive officer at his discretion. On November 20, 2008 we amended the contracts to freeze the compensation schedule at the above 2008 salaries. Each contract was modified to add one additional year to the original three year terms. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMSL or the employee. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMSL. Each receives an annual auto allowance of from $4,000-$12,000. On March 31, 2009, each of the above officers agreed to a 10% reduction in salary.

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

Other than the options listed below, issued to Mr. Weibling, there are no other stock options or awards available to any officer or director. All shares listed on the above table are owned by the individual. No shares listed on the above table are shares that the individual has the right to acquire within the next 60 days.

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

On August 3, 2007, the company issued 75,000 shares to Danny W. Weibling, Principal Financial Officer of IMS, in exchange for a copy of the source code of the software package called TradeWorks which he developed. The cost of the source code was $50,000. Shares were issued from the company’s treasury stock.

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

ITEM 15 - EXHIBITS LIST AND REPORTS ON FROM 8-K

(a) Exhibits:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant *
3.2	Articles of Amendment of the Registrant *
3.3	Bylaws of the Registrant *
10.1	Lease Agreement, between Glendale Investments, LLC. and the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm **
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certificate of the Principal Executive Officer to Section 906 of
the Sarbanes-Oxley Act of 2002 **
32.2	Certificate of the Principal Financial Officer to Section 906 of
the Sarbanes-Oxley Act of 2002 **

* Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597

** Filed herein

(b) Reports on Form 8-K  --  None

(c) Financial statements files as part of this Report   --  F-1 through F-30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: April 6, 2009	By:	/s/ DONALD F. MARDAK

Donald F. Mardak, President
(Principal Executive Officer)

Dated: April 6, 2009	By:	/s/ DANNY W. WEIBLING, CPA

Danny W. Weibling, Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD F. MARDAK	Principal Executive Officer,	April 6, 2009
President and Director
Donald F. Mardak

/s/DANNY W. WEIBLING	Principal Financial Officer,	April 6. 2009
Principal Accounting Officer
Danny W. Weibling	and Treasurer

/s/ DALE L. MARDAK	Senior Vice President	April 6, 2009
and Director
Dale L. Mardak

/s/ JOHN E. STRABLEY	Executive Vice President	April 6, 2009
and Director
John E. Strabley

/s/ THOMAS E. DELACY	Director	October 23, 2009

Thomas E. Delacy

/s/ WAYNE R. DALIN	Director	October 23, 2009

Wayne R. Dalin

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