Form 10-K
period 2009-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2010-04-02
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

As of March 17, 2010, the Registrant had issued and outstanding 10,378,467 shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second quarter) was $8,631,870 using the ask price on June 30, 2009.

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

ITEM 1 - DESCRIPTION OF BUSINESS

Introduction

International Monetary Systems, Ltd. was incorporated in 1989 under the laws of the State of Wisconsin. The Company owns, manages and operates trade exchanges and other related businesses.

Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services more than 16,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume.

Our corporate headquarters mailing address is 16901 West Glendale Drive, New Berlin, Wisconsin 53151, and our telephone numbers are (800) 559-8515 and (262) 780-3640; the telephone number for our primary facsimile line is (262) 780-3655. Our Internet addresses are www.internationalmonetary.com and www.imsbarter.com.

The Modern Barter Industry

The modern barter industry took shape in its current form in 1969 with the creation of the first retail barter exchange in North America. Currently there are an estimated 250 barter system firms - including several with multiple licensees – operating in the United States and Canada. These exchanges provide services that involve an estimated 200,000 member companies.

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

International Monetary Systems, Ltd. (IMSL) is a holding company that currently has three operating subsidiaries: Continental Trade Exchange, Ltd., doing business as International Monetary Systems (IMS), National Trade Association, Inc. (NTA), and INLM CN Inc. (Canada). All are part of the IMS barter system which operates in the United States and Canada.

The IMS Barter Network

As a leader in the barter industry, IMS has created a network of more than 16,000 barter clients who regularly trade their goods and services with each other. Through their participation in our barter program, these companies and individuals are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. IMS functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system.

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

The IMS barter system began operations in July of 1985 and has had a record of consistent and steady growth, both organic and through acquisitions of other barter networks. As we have added new members to the system we have witnessed a compounded annual growth rate of approximately 15% during the past decade. During that same period we have acquired twenty two independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that will enable us to achieve and maintain a dominant market position. A dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

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

The company also leases the following office spaces:

Location	Sq. Ft.
1545 University Avenue, Green Bay, WI	400
5350 Commerce Blvd., Rohnert Park, CA	2,800
8938 Cotter Street, Lewis Center, OH	6,840
1317 Oakdale Road, Modesto, CA	1,000
7429 East Brainard Rd, Chattanooga, TN	1.230
103 East Main Street, Plainview, CT	7,600
6402 McLeod Drive, Las Vegas, NV	833
7670 Wolff Court, Westminster, CO	1,896
7449 North Natchez Ave., Niles, IL	21,630
438 S. Greenwood, Wichita, KS	1,200
3418 Frankfort Ave, Louisville, KY	250
1751 2nd Avenue, New York, NY	1,400
800 Veterans Blvd, Hauppauge, NY	522
One Edgewood Drive, Norwood, MA	1,910
3100 Steeles Avenue West, Concord, Ontario, Canada	1,455

The leases on all other properties aside from the New Berlin, Wisconsin facility and the office in Rochester, NY, are from unaffiliated parties and are each on a month-to-month basis or a short term lease of less than 4 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, the company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

During 2009, the company was defendant in two cases of note. Both are employment-related actions alleging harassment that have been filed against the company, one by the EEOC and the other in federal district court. Settlement was reached in the EEOC matter in November, 2009. The suit in federal district court was withdrawn by the plaintiff in February, 2010. No material expenses were incurred beyond the $40,000 provision made in the third quarter of 2009 for these matters.

Additionally, at the end of 2009, the company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010 and the company is awaiting final settlement documents.

The company is also plaintiff in a legal action filed in a state court alleging breach of non-compete agreement and unfair business practices against a former employee of a trade exchange previously purchased.

There are no other material legal actions pending against the company.

ITEM 4 – RESCINDED AND RESERVED

PART II

ITEM 5 - MARKET FOR IMSL COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock. Our initial public offering was concluded on December 31, 2001, and our Common Stock began being quoted on the NASD's OTC Bulletin Board on June 25, 2002. On August 7, 2009 the stock went through a 1 for 6 reverse stock split. The new symbol on that date became ITNM. For the past 50 days ending on March 17, 2010, the trading volume has averaged 8,664 shares per day.

	High	Low
Fiscal 2008

First quarter ended March 31, 2008	$3.30	$3.06
Second quarter ended June 30, 2008	$2.94	$2.52
Third quarter ended September 30, 2008	$1.98	$1.68
Fourth quarter ended December 31, 2008	$1.20	$1.20

Fiscal 2009

First quarter ended March 31, 2009	$0.48	$0.42
Second quarter ended June 30, 2009	$0.84	$0.78
Third quarter ended September 30, 2009	$0.45	$0.45
Fourth quarter ended December 31, 2009	$0.81	$0.75

As of December 31, 2009, the approximate number of holders of record of our Common Stock was 675.

ITEM 6 – SELECTED FINANCIAL DATA - Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

2009 was a very successful year for International Monetary Systems. Contrary to the trends for many other companies in this very difficult economic downturn, IMS had the most profitable year in its history. The Company spent a good deal of time consolidating its previous acquisitions and streamlining operations, while continuing to build infrastructure.

Following are some of the highlights of 2009:

Return to Shareholders

*	In August, IMS executed a one-for-six reverse stock split, reducing issued and outstanding shares to 10,343,467. Of those, 646,095 are now in treasury stock.

*	During the year, 262,005 shares of stock were repurchased and retired to treasury stock. That is equivalent to 1,554,030 shares prior to the reverse split.

Operations

*	International Monetary Systems, Ltd. had operating income or EBITDA (earnings before interest, taxes, depreciation and amortization) of $2,252,138 or $.23 per share.

*      Cash flow from operations totaled approximately $2,155,000 or $.22 per share.

*      Income from operations totaled $539,305, compared to a loss of $1,244,536 last year.

*      Total liabilities were reduced by $1,776,133 since the end of 2008.

*      Total operating expenses were reduced by $2,019,239 during the same period.

*      Payroll expenses were reduced by $1,755,903 from 2008, with no reduction in cash revenue from transaction~~s~~ fees.

*      Non-restricted cash on hand increased by 220% from $279,227 on December 31, 2008 to $894,396 at the end of December 2009.

*
We have continued to make progress in upgrading our website. One of the most significant improvements is the growing use of our online marketplace, where sales volume continues to hit new records. Marketplace sales for the 4th quarter of 2009 increased by 124% over the same period last year. As a result we are seeing more and more members using the IMS website to sell, buy, input a transaction, or just check their account balance. We are transforming member behavior to positively impact our efficiency. All of this has led to substantially increased Internet traffic, as IMSbarter.com's website ratings continue to improve.

*
Publicity for International Monetary Systems was at an all-time high during 2009. In May, our CEO Don Mardak was interviewed on Bloomberg Television's Venture show. Hosted by Cris Valerio, the half-hour Venture program was aired on a Friday evening and repeated numerous times that weekend. IMS was also featured twice on the CBS Evening News with Katie Couric, as well as on numerous local television and radio programs. In addition, the Company was covered in dozens of magazine and newspaper articles, ranging from the New York Times and Chicago Tribune to CNN Money and several business journals. This major media exposure can help to get the message of barter and IMS out to potential customers and investors.

We believe that all of these achievements continue to portend a great future for International Monetary Systems, even in these very trying economic times.

RESULTS OF OPERATIONS

To evaluate operations, management monitors, among other measures, EBIDTA, cash flow, trade volume, revenue generated from said trade volume, number of customers and levels of significant operating expense categories. Key metrics to evaluate the health of the company include cash position, ratio of current assets to current liabilities, debt levels, and equity trading activity.

Cash Flows from Operations

Net cash flows from operations totaled $2,155,283 in 2009, compared to $610,238 in 2008.

EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA grew 286% in 2009 to $2,252,138, compared to EBITDA of $593,728 in 2008.

EBITDA Calculation
	2009	2008
Net profit (loss)	$206,817	$(940,521)
Interest expense	228,936	275,332
Taxes	104,206	(594,222)
Depreciation & amortization	1,631,809	1,643,534
Impairment	80,370	209,605
Total EBITDA	$2 ,252,138	$593,728

These markedly improved operating results were due to solid revenue levels retained in a slow economy, enhanced by reduced operating expenses.

Revenue

During the year ended December 31, 2009, IMS processed more than $109 million in trade sales transactions, generating gross revenue of $13,968,152, compared to $14,203,550 in 2008. Most of the minimal decline in revenue was experienced in the corporate barter division, resulting in a lowering of trade revenue. While revenue from the corporate division has decreased year over year, as operated it is an incrementally less profitable segment of business.

Reduced Operating Expenses

Beginning in late 2008, and continuing throughout 2009, management implemented a cost reduction and containment program with very successful results.

Total operating expenses decreased from $15,448,086 in 2008 to $13,428,847 for the year ended December 31, 2009, a reduction of 13.1%. This decrease is due to a cost containment and realignment exercise where redundant costs in acquired markets were eliminated and the company’s outside sales force was restructured and reduced.

Payroll expenses decreased 18.6% from $9,483,364 in 2008 to $7,727,461 in 2009, due to the aforementioned reduction in sales force and a temporary wage reduction for senior management and several key employees.

Occupancy expenses increased from $1,078,288 to $1,208,104, or 12.1%, due to having expense for the entire year in 3 markets acquired in 2008.

Selling expenses decreased 20.9%, from $840,926 in 2008 to $665,394 in 2009. The decrease in selling expenses was a direct result of the Company realigning its sales force.

In 2009, general and administrative expenses were essentially flat, totaling $2,041,020, compared to $2,014,856 last year.

Depreciation and amortization expenses were reduced slightly from $1,643,534 to $1,631,809.

FINANCIAL CONDITION

LIQUIDITY, COMMITMENTS FOR CAPITAL RESOURCES, AND SOURCES OF FUNDS

At December 31, 2009, the Company had a working capital deficit of $199,393 and a net profit of $206,817

In 2009, IMS experienced positive cash flows from operations of approximately $2,155,000. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges. While the company will make substantial income tax payments in the first quarter of 2010, we believe that cash from operations will be adequate to provide for our continuing liquidity needs.

CHANGES IN ASSETS AND LIABILITIES

During 2009 cash balances increased to $894,396 from $279,227 in 2008. Restricted cash deposited in escrow accounts totaled $149,682, compared to $495,803 in 2008, primarily to guarantee the buyback of shares related to the purchase of Alliance Barter. If IMS’ stock price exceeds $4.50 per share, these funds will revert back to the Company in accordance with the purchase agreement.  At the end of 2009, accounts receivable, net of allowance for doubtful accounts, totaled $1,201,403, compared to $1,401,383 at the end of 2008. Earned trade increased from $6,991 to $33,561. As a result of these changes, total current assets increased from $2,460,261 on December 31, 2008 to $2,630,179 at the end of 2009.

Other assets decreased by $1,492,928, and total assets decreased from $16,772,946 in 2008 to $15,314,883 on December 31, 2009, because of depreciation and amortization.

Current liabilities decreased by $804,496, or 22.2%, from $3,634,068 in 2008 to $2,829,572 at the end of 2009, as the current maturities of many notes were paid off or renegotiated to allow for better use of operating cash flow.

Current and long-term notes payable consist of various notes to former owners of acquired trade exchanges, or to investors who funded the acquisitions. At the end of 2009, long-term debt was $4,148,010 compared to $5,119,647 in 2008, a decrease of $971,637, or 19%. Total liabilities decreased 20.8%, from $8,753,715 in 2008 to $6,977,528 at the end of 2009.

Common stock and paid-in capital increased from $11,703,201 in 2008 to $12,773,934 in 2009. Treasury stock increased from $1,403,216 (387,090 shares) in 2008 to $2,428,422 (646,095 shares) in 2009. Total shareholder equity increased 4.0%, from $8,019,231 in 2008 to $8,337,301 on December 31, 2009.

FUTURE PLANS

The Company is not currently obligated to purchase any trade exchange or other business. However, we will continue to seek opportunities to acquire additional quality exchanges in the future.

BOARD OF DIRECTORS

In 2007 the board of directors formed a Compensation Committee. The members of that committee, as of December 31, 2009, are Wayne Dalin, Thomas Delacy, Wayne Emmer and Gerald Van Dyn Hoven.

The Audit Committee members are Wayne Dalin, Thomas Delacy, Wayne Emmer, Gerald Van Dyn Hoven.

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

NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued ASC 105-10, Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued guidance on “Measuring Liabilities at Fair Value.” This update provides amendments to “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company adopted this guidance in the third quarter of 2009, and such adoption did not have a material effect on the Company’s consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or other relationships with unconsolidated entities.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a small reporting company.

ITEM 8 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of Webb and Company, P.A., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-29.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

The management of International Monetary Systems, Ltd. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2009, was not effective with regards to IT access controls over the accounting applications. We do not believe that the identified material weakness had a material effect on the accuracy of our financial statements.

Management’s internal control report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report.

The company has formulated a strategic plan to remediate the deficiencies noted which include implementation of new systems with stronger access controls outside of the accounting department.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On February 24, 2010, the Company provided notice to its then Chief Financial Officer, Danny Weibling, of the non-renewal of his employment agreement, effectively terminating the agreement, but not Mr. Weibling’s employment, as of March 31, 2010.  Mr. Weibling subsequently threatened to file an action against the Company claiming that his employment had been wrongfully terminated by the Company in retaliation for making whistleblower allegations. The Company has been unable to resolve the dispute with Mr. Weibling. The Company believes Mr. Weibling’s threatened claims are without merit and intends to vigorously contest those claims if Mr. Weibling files such an action.  There can be no assurance, however, with regard to the outcome of any such action.

Effective April 1, 2010, Mr. Weibling terminated his employment with the Company.  On that date, the Company appointed David Powell as the Company’s interim Chief Financial Officer, designating Mr. Powell as the Company’s principal financial officer and principal accounting officer for purposes of any filings with the Securities and Exchange Commission.

Powell is a Certified Public Accountant with over 10 years experience in public accounting and more than 15 years experience holding a variety of senior financial positions with a number of companies. Prior to joining IMS, he has served as finance and operations manager for the insurance subsidiaries of US Bancorp for more than 10 years, and most recently spent a year as corporate controller for a privately held group of retail service companies and a year as corporate controller for a privately held wholesale marketing and distribution company. Since joining IMS in July, 2009, he has been involved in tax compliance, risk management, and accounting and financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they hold with IMSL.

Name	Age	Position
Donald F. Mardak	73	Principal Executive Officer, President and Director
John E. Strabley	46	Executive Vice President and Director
Dale L. Mardak	49	Senior Vice President and Director
David A. Powell	51	Interim Chief Financial Officer and Principal Financial and Accounting Officer
Patricia A. Katisch	64	Corporate Secretary
Wayne Emmer	55	Director
Gerald Van Dyn Hoven	53	Director
Thomas Delacy	45	Director
Wayne Dalin	65	Director
Stephen Webster	65	Director

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

David Powell was appointed as the Company’s interim Chief Financial Officer on April 1, 2010. He is a Certified Public Accountant with over 10 years experience in public accounting and more than 15 years experience, holding a variety of senior financial positions with a number of companies. Prior to joining IMS, he has served as finance and operations manager for the insurance subsidiaries of US Bancorp for more than 10 years, and most recently spent a year as corporate controller for a privately held group of retail service companies and a year as corporate controller for a privately held wholesale marketing and distribution company. Since joining IMS in July, 2009, he has been involved in tax compliance, risk management, and accounting and financial reporting.
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

Thomas Delacy the president and CEO of Independent Inspections, Ltd., a company that provides municipal inspection services for several cities. Tom has held this position for more than 15 years.

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

All of our directors are serving three-year terms. Messrs. Van Dyn Hoven, Strabley and Webster serve a three-year term expiring at the 2010 annual meeting of shareholders. Mr. Donald F. Mardak, Messrs. Emmer and Dalin are serving three-year terms expiring at the 2011 annual meeting of shareholders. And Messrs. Delacy and Dale L. Mardak serve a three-year term expiring at the 2012 annual meeting of shareholders.

Director's Compensation

While we do not have an established compensation policy for our directors, from time to time we may issue members of our outside Board of Directors shares of stock as compensation for their services to us in those positions. During 2009 we issued an aggregate of 24,000 shares of our common stock valued at $12,000 to Messrs. Gerald Van Dyn Hoven, Wayne Emmer, Thomas Delacy, Wayne Dalin, Stephen Webster and Patricia Katisch as compensation for their services.

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

Following is a recap of late Form 4 filings in 2009

			Number of
		Number of	Transactions not reported
Name	Position	Late Reports	Timely

Patricia A. Katisch	Corporate Secretary	1	7
Gerald Van Dyn Hoven	Director	2	20
Thomas Delacy	Director	1	7
Wayne Dalin	Director	1	1
Stephen Webster	Director	1	6
Praetorian Capital Management LLC	Greater than 10% owner	1	1

In response to the above, in June, 2009, the company enhanced it procedures to track and ensure timely reporting by Section 16 individuals.

Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, IMSL believes that there was compliance by the end of the fiscal year ended December 31, 2009 with all Section 16(a) reports filed by them.

ITEM 11 - EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to or accrued by our principal executive officer and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2009, for the fiscal years ended December 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE

						Pension Value
						and
						Nonqualified
						Deferred	Non-Equity
				Stock	Option	Compensation	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Earnings	Compensation	Compensation	Total
Principle Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)

Donald F. Mardak,	2009	203,166	--	--	--	--	--	14,337	217,503
Principal Executive	2008	230,000	--	--	--	--	--	10,367	240,367
Officer & President

Danny W. Weibling,	2009	167,833	500	--	--	--	--	5,394	173,727
Principal Financial	2008	190,000	2,500	--	--	--	--	4,367	196,867
Officer & Treasurer (2)

John E. Strabley,	2009	154,583	750	--	--	--	--	6,626	161,959
Executive Vice	2008	175,000	2,500	--	--	--	--	6,092	183,592
President & Director

(1) Represents auto allowances.
(2) On April 1, 2010, Mr. Weibling terminated his employment with the company.
    See Item 9B.

Employment Agreements

On March 10, 2007, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, then our Principal Financial Officer and John E. Strabley, and Dale L. Mardak our senior vice presidents, pursuant to which these employees will receive base salaries in 2008 of $230,000, $190,000, $175,000 and $165,000, respectively, commissions and bonuses, if any, to be determined by our principal executive officer at his discretion. On November 20, 2008 the board of directors approved amending the contracts to freeze the compensation schedule at the above 2008 salaries. Each contract was modified to add one additional year to the original three year terms. Each of these contracts will be automatically extended for additional one-year periods thereafter, unless terminated by either IMSL or the employee, except that Danny Weibling’s contract was not renewed. Each agreement further provides that, for eighteen months after the termination thereof, the employee will not, either directly or indirectly, compete with the businesses of International Monetary Systems, Ltd. Each employee also agrees to maintain the confidentiality of trade secrets and other information concerning IMSL. Each receives an annual auto allowance from $4,000-$12,000. On March 31, 2009, each of the above officers agreed to a 10% reduction in salary. The base salaries became $207,000, $171,000, $157,500 and $148,500, respectively. In January, 2010, the salary reduction was rescinded and the salaries were reinstated to the 2008 schedule.

Each of the agreements provides for stock options at the discretion of Management. All agreements contain a change of control provision. In the event of a merger, acquisition of IMSL or sale of substantially all of its assets, Donald Mardak's contract provides for compensation equal to two years' salary plus a lump sum payment of $400,000, Danny Weibling's, John Strabley's and Dale Mardak's contracts provide for compensation equal to one year's salary plus a lump sum payment of $200,000. David Powell, who was appointed interim Chief Financial Officer on March 31, 2010, will receive one year’s salary plus a lump sum payment of $100,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2009.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Donald F.
Mardak	--	--	--	--	--	--	--	--	--

Danny W.
Weibling (1)	--	--	--	-	-	--	--	--	--

John E.
Strabley	--	--	--	--	--	--	--	--	--

(1) On April 1, 2010, Mr. Weibling terminated his employment with the company.
      See Item 9B.

Compensation of Directors

We pay our outside directors cash of $200 to $300 per board meeting and an annual fee of 4,000 shares of IMS stock. Our Named Executive Officers or other employees are not compensated additionally as board members. No stock options have been issued to our outside directors.

The table below summarizes the total compensation paid by us to our outside directors for the fiscal year ended December 31, 2009.

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards (1)	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Wayne Dalin	2,250	2,000	--	--	--	--	4,250
Thomas Delacy	900	2,000	--	--	--	--	2,900
Wayne Emmer	700	2,000	--	--	--	--	2,700
Patricia Katisch	1,800	2,000				720	4,520
Gerald Van Dyn Hoven	1,400	2,000	--	--	--	--	3,400
Stephen Webster	1,300	2,000	--	--	--	--	3,300

(1) For all directors, this is the fair value of the 2,000 shares of stock issued, at the date of issue.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information with respect to the beneficial ownership of our common stock, as of December 31, 2009, by:

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

	Shares beneficially owned
	as of December 31, 2009

Name of Beneficial Owner	Number	Percent

Donald F. Mardak (1)	2,964,000	28.66%
Dale L. Mardak (2)	232,000	2.24%
John E. Strabley (3)	112,667	1.09%
David A. Powell (4)	22,188	0.21%
Stephen Webster	270,668	2.62%
Thomas Delacy	97,334	0.94%
Gerald Van Dyn Hoven	75,667	0.73%
Wayne Emmer	45,334	0.44%
Wayne Dalin	49,577	0.48%
Patricia Katisch	13,334	0.13%

All directors and executive officers
as a group (10 persons)	3,882,769	37.54%

Other Beneficial Owner

Praetorian Capital Management LLC (5)	1,492,966	14.43%

There are no stock options or awards available to any officer or director. All shares listed on the above table are owned by the individual. No shares listed on the above table are shares that the individual has the right to acquire within the next 60 days.

(1)
Does not include 112,667 shares held by his wife, Judy E. Mardak, as to which Mr. Mardak disclaims beneficial ownership. All shares owned by Donald F. and Judy E. Mardak are now held in a revocable living trust.

(2)	Does not include 1,400 shares held by his wife, Lisa L. Mardak, as to which Mr. Mardak disclaims beneficial ownership.

(3)	Does not include 213,334 shares held by his wife, Kimberly A. Strabley, as to which Mr. Strabley disclaims beneficial ownership.

(4)	13,855 shares are owned jointly with his wife, Janice L. Powell, in a revocable living trust.

(5)	Does not include 366,667 shares of exercisable warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2008 and expires September 30, 2010. For the fiscal year ended December 31, 2008, we made rental payments of $90,000 and in the fiscal year ended December 31, 2009, we made rental payments of $91,500 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

We currently lease 3,900 square feet of office space located at 1595 Elmwood Avenue, Rochester, New York, from Stephen Webster, a member of the board of directors of the Company. The triple net lease commenced in February 2007, and expires December 31, 2011. Monthly rental payments are $6,644. The company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2009 and 2008 were $79,728 and $80,700, respectively.

On March 31, 2009 IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum, due July 10, 2010. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum, due March 31, 2011.  At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

In 2009 and 2008, Patricia Katisch, our Corporate Secretary, was paid $720 and $500 respectively to produce and distribute the corporate minutes.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A. served as our independent registered public accounting firm for fiscal years 2009 and 2008. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2009 and 2008 fiscal years.

	2009	2008

Audit Fees	$63,324	$47,167
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$63,324	$47,167

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the audit committee and the 2008 fees were pre-approved by the entire Board of Directors.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company is filing the following exhibits herewith:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant *
3.2	Articles of Amendment of the Registrant *
3.3	Bylaws of the Registrant *
10.1	Lease Agreement, between Glendale Investments, LLC. and the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certificate of the Principal Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certificate of the Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Incorporated by reference to the registration statement of the company on Form SB-2 File No. 333-94597

** Filed herein

Consolidated financial statements as of December 31, 2009 and 2008 are contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: April 1, 2010	By:	/s/ Donald F. Mardak

Donald F. Mardak, President
(Principal Executive Officer)

Dated: April 1, 2010	By:	/s/ David A. Powell

David A. Powell, Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald F. Mardak	Principal Executive Officer,	April 1, 2010
President and Director
Donald F. Mardak

/s/ David A Powell	Principal Financial Officer,	April 1, 2010
Principal Accounting Officer
David A Powell

/s/ Dale L. Mardak	Senior Vice President	April 1, 2010
and Director
Dale L. Mardak

/s/ John E. Strabley	Executive Vice President	April 1, 2010
and Director
John E. Strabley

/s/ Thomas E. Delacy	Director	April 1, 2010

Thomas E. Delacy

/s/ Wayne R. Dalin	Director	April 1, 2010

Wayne R. Dalin

.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
For the Years Ended December 31, 2009 and 2008

F-i

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consolidated Statements of Changes in Stockholder Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-29

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. and Subsidiaries as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and Subsidiaries at December 31, 2009 and December 31, 2008, and the results of its operations and comprehensive income (loss), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P. A.
Boynton Beach, Florida
March 20, 2010

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31

	2009	2008
ASSETS
Current assets
Cash	$894,396	$279,227
Restricted cash	149,682	495,803
Marketable securities	115,110	84,808
Accounts receivable, net of allowance for doubtful
accounts of $492,338 in 2009 and $739,540 in 2008	1,201,403	1,401,383
Refundable income taxes	133,000	48,500
Earned trade account	33,561	6,991
Prepaid expenses	103,027	109,710
Inventory	-	33,839
Total current assets	2,630,179	2,460,261

Property and equipment, net	921,473	1,056,526

Other assets
Membership lists, net	8,153,093	9,577,257
Goodwill	3,435,479	3,435,479
Deferred tax asset	-	75,000
Assets held for investment	99,298	99,298
Investment in real estate	26,000	26,000
Cash surrender value	49,361	43,125
Total other assets	11,763,231	13,256,159

Total assets	$15,314,883	$16,772,946

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31
	2009	2008
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities
Accounts payable	$344,265	$245,579
Accrued compensation	412,109	298,317
Accrued payroll taxes	79,412	103,150
Accrued sales taxes	31,683	33,702
Accrued income taxes	422,995	8,150
Trade payable	-	321,476
Credit lines	246,385	340,736
Current portion of notes payable	236,997	838,992
Current portion of convertible notes payable	299,226	175,466
Current portion of notes payable, related parties	50,000	-
Current portion of common stock subject to guarantees	706,500	1,268,500
Total current liabilities	2,829,572	3,634,068

Long-term liabilities
Notes payable, less current portion	100,000	154,334
Convertible notes payable, less current portion	1,423,445	1,306,813
Notes payable, related parties	50,000	-
Common stock subject to guarantees, less current portion	620,000	1,359,500
Deferred compensation	275,000	260,000
Deferred income taxes	1,679,565	2,039,000
Total long-term liabilities	4,148,010	5,119,647
Total liabilities	6,977,582	8,753,715

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER EQUITY
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, none outstanding	-	-
Common stock, $.0001 par value; 280,000,000 shares
authorized, 10,343,467and 10,270,939 shares
issued and outstanding, respectively	1,030	1,028
Paid in capital	12,772,904	11,702,173
Treasury stock, 646,095 and 387,090 shares
outstanding, respectively	(2,428,422)	(1,403,216)
Deferred compensation	-	(25,467)
Accumulated other comprehensive income	(10,581)	(50,840)
Accumulated deficit	(1,997,630)	(2,204,447)
Total stockholder equity	8,337,301	8,019,231

Total liabilities and stockholder equity	$15,314,883	$16,772,946

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	2009	2008

Revenue	$13,968,152	$14,203,550

Operating expenses
Payroll, related taxes and employee benefits	7,727,461	9,483,364
General and administrative	2,041,020	2,014,856
Occupancy	1,208,104	1,078,288
Selling	665,394	840,926
Depreciation and amortization	1,631,809	1,643,534
Impairment of membership list	80,370	209,605
Provision for bad debts	74,689	177,513
Total operating expenses	13,428,847	15,448,086
Net income (loss) from operations	539,305	(1,244,536)
Other income (expense)
Interest income	654	8,910
Loss on disposal of fixed assets	-	(23,786)
Interest expense	(228,936)	(275,332)
Total other income (expense)	(228,282)	(290,208)

Income (loss) before income taxes	311,023	(1,534,744)

Income tax expense (benefit)	104,206	(594,222)

Net income (loss)	$206,817	$(940,521)

Basic earnings (loss) per common share	$0.02	$(0.10)
Diluted earnings (loss) per common share	$0.02	$(0.10)
Weighted average shares outstanding, basic	9,731,062	9,926,699
Weighted average shares outstanding, diluted	9,731,062	9,926,999

Comprehensive income (loss):	2009	2008
Net income (loss)	$206,817	$(940,521)
Comprehensive income:
Foreign currency translation gain (loss)	18,321	(24,046)
Unrealized gain (loss) on available for sale investments	21,938	(42,104)
Comprehensive income (loss)	$247,076	$(1,006,671)

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
For the Years Ended December 31

							Accumulated			Treasury		Total
	Preferred Stock		Common Stock		Paid in	Subscription	Comprehensive	Deferred	Accumulated	Stock		Stockholder
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2007	-	$-	10,094,272	$1,011	$10,906,990	$(31,196)	$15,310	$-	$(1,263,926)	(212,757)	$(547,241)	$9,080,948
Foreign currency translation adjustment	-	-	-	-	-	-	(24,046)	-	-	-	-	(24,046)
Unrealized loss on available for sale securities	-	-	-	-	-	-	(42,104)	-	-	-	-	(42,104)
Net loss for 2008	-	-	-	-	-	-	-	-	(940,521)	-	-	(940,521)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(1,006,671)
Stock issued for services	-	-	51,667	5	85,695	-	-	(25,467)	-	-	-	60,233
Shares issued in conjunction with the
acquisition of businesses	-	-	33,333	3	149,997	-	-	-	-	-	-	150,000
Warrants redeemed	-	-	91,667	9	302,491	-	-	-	-	-	-	302,500
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(174,333)	(855,975)	(855,975)
Subscription receivable written off	-	-	-	-	-	31,196	-	-	-	-	-	31,196
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	257,000	-	-	-	-	-	-	257,000
Balance December 31, 2008	-	$-	10,270,939	$1,028	$11,702,173	$-	$(50,840)	$(25,467)	$(2,204,447)	(387,090)	$(1,403,216)	$8,019,231
Foreign currency translation adjustment	-	-	-	-	-	-	18,321	-	-	-	-	18,321
Unrealized gain on available for sale securities	-	-	-	-	-	-	21,938	-	-	-	-	21,938
Net income for 2009	-	-	-	-	-	-	-	-	206,817	-	-	206,817
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	247,076
Stock issued for services	-	-	122,333	7	69,226	-	-	(24,000)	-	3,000	1,500	46,733
Deferred comp expensed	-	-	-	-	-	-	-	49,467	-	-	-	49,467
Stock converted to notes	-	-	(50,000)	(5)	(299,995)	-	-	-	-	-	-	(300,000)
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(262,005)	(1,026,706)	(1,026,706)
Stock split adjustments	-	-	195	-	-	-	-	-	-	-	-	-
Reclassification of shares released at
guaranteed prices to liabilities	-	-	-	-	1,301,500	-	-	-	-	-	-	1,301,500
Balance December 31, 2009	-	$-	10,343,467	$1,030	$12,772,904	$-	$(10,581)	$-	$(1,997,630)	(646,095)	$(2,428,422)	$8,337,301

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$206,817	$(940,521)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	1,631,809	1,643,534
Impairment loss	80,370	209,605
Provision for bad debts	(303,923)	177,513
Stock issued for services	96,200	60,233
Loss on disposal of fixed assets	-	23,786
Accretion of discount on notes payable	-	4,723
Deferred compensation	15,000	124,000
Amortization of deferred compensation	-	26,196
Changes in operating assets and liabilities:
Accounts receivable	503,903	(30,957)
Refundable income taxes	(84,500)	(48,500)
Earned trade account	(26,570)	257,937
Prepaid expense	6,683	2,523
Inventory	33,839	-
Deferred tax asset	75,000	(75,000)
Accounts payable	98,686	(79,229)
Accrued compensation	113,792	(79,198)
Accrued payroll taxes	(23,738)	3,548
Accrued sales taxes	(2,019)	(18,105)
Accrued income taxes	414,845	(140,850)
Trade payable	(321,476)	-
Deferred income taxes	(359,435)	(511,000)
Net cash provided by operating activities	2,155,283	610,238

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(480,379)	(12,360)
(Increase) decrease in marketable securities	(8,365)	(8,531)
Capital expenditures	(152,962)	(89,985)
Cash payments for business acquisitions	-	(495,000)
Proceeds from sale of real estate	-	2,695
Increase in cash surrender value	(6,236)	(6,069)
Net cash used in investing activities	(647,942)	(609,250)

The accompanying notes are an integral part of the audited consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	100,000	25,000
Proceeds from credit lines	25,092	480,000
Proceeds from notes payable	100,000	-
Proceeds from convertible notes payable	-	300,000
Payments on notes payable to related parties	-	(25,000)
Payments on credit lines	(119,443)	(139,264)
Payments on notes payable	(885,176)	(956,095)
Payments on convertible notes payable	(59,608)	(17,721)
Purchase of treasury stock	(897,859)	(484,499)
Proceeds from subscription receivable	-	5,000
Proceeds from issuance of stock	826,500	302,500
Net cash used in financing activities	(910,494)	(510,079)

Effect of exchange rate changes	18,322	(24,047)

Net increase (decrease) in cash	615,169	(533,138)

Cash at beginning of year	279,227	812,365

Cash at end of year	$894,396	$279,227

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$228,936	$280,107
Cash paid for income taxes	$58,296	$181,128

NON CASH FINANCING AND INVESTING ACTIVITIES
Acquisitions:
Fair value of assets acquired	-	$1,155,424
Less: liabilities assumed
Stock issued	-	(150,000)
Purchase option	-	(112,500)
Issuance of long-term debt	-	(397,924)
Net cash paid for acquisitions	$-	$495,000

Stock issued for services	$96,200	$60,233
Unrealized net gain (loss) on equity investments	$(21,302)	$(42,103)
Stock guarantees on acquisitions	-	$300,000
Stock guarantees released	$1,301,500	$557,000
Treasury stock acquired with trade payable	$-	$321,476

The accompanying notes are an integral part of the audited consolidated financial statements.

NOTE 1 -	INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B..     OPERATIONS OF BARTER EXCHANGES

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

E.      RESTRICTED CASH

As a condition to issuing the guarantee on the purchase of certain exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under guaranteed transactions. As of December 31, 2009 and 2008, the Company has made all required deposits into the escrow account.

F.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2009 because of their short-term natures.

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

     K.       FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

In February 2008, the effective date of ASC 820 was delayed for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The impact of adoption had no effect on the Company.

                     L.       RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

M.    INVENTORY

Inventory consisted primarily of jewelry and other merchandise held for sale by the Company. Inventory is carried at the lower of actual cost of acquisition, or fair value. The inventory was sold at cost in 2009.

N.     EARNED TRADE ACCOUNT

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

O.     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight line methods over the estimated useful lives of five to thirty-nine years.

   P.     SOFTWARE DEVELOPED FOR INTERNAL USE

Extensive software has been developed to manage and track trade activity and member account balances and calculate fees in the Exchange. Qualifying costs are accounted for in accordance with ASC 350. Accordingly, costs incurred in the planning and post-implementation stages are expensed as incurred, and costs related to development have been capitalized. Qualifying software development costs are included in property and equipment in the consolidated balance sheets and are amortized over their estimated useful life of 60 months.

Q.       GOODWILL AND MEMBERSHIP LISTS

Goodwill and membership lists are stated at cost and arise when additional exchanges are purchased. Membership lists are amortized over the estimated life of ten years.

The Company has adopted FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. In 2009, the Company recorded an impairment loss of $80,370 on membership lists of the Louisville, KY and Boston, MA operations. In 2008 the Company recorded an impairment loss of $209,605 on membership lists related to its Modesto, CA, Chattanooga, TN, Las Vegas, NV, and Louisville, KY operations.

R.       ASSETS HELD FOR INVESTMENT

Assets held for investment consist of various works of art which are valued at the lower of cost or fair market value.

S.      INVESTMENT IN REAL ESTATE

Investment in real estate includes two parcels of undeveloped land valued at $26,000. Both are valued at the lower of cost or fair market value.

T       INCOME TAXES

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

U.      CONCENTRATIONS OF CREDIT RISK

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2009 and 2008, respectively, the Company had approximately $358,000 and $198,000 in cash balances at financial institutions which were in excess of the FDIC insured limits. The FDIC insured limit at December 31, 2009 and 2008, was $250,000.

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

V.      SEGMENT REPORTING

The Company operates in one segment and, therefore, segment information is not presented.

W.    ADVERTISING

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $436,698 and $503,997 for the years ended December 31, 2009 and 2008, respectively.

X.     COMPREHENSIVE INCOME

FASB ASC 220 establishes rules for reporting and displaying comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity. Other comprehensive income transactions that currently apply to the Company result from unrealized gains or losses on equity investments and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary INLM CN, Inc. of Canada.

Y.      FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses of $18,321 and $(24,046) resulting from the changes in exchange rates during 2009 and 2008, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Z.      EARNINGS (LOSS) PER SHARE

Basic and diluted net gain or loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260. As of December 31, 2009 and 2008 there were 1,322,288 and 1,216,860 common share equivalents outstanding which consisted of:

	2009	2008
Shares issuable upon the
conversion of notes payable	955,621	740,193
Shares issuable upon the
exercise of warrants	366,667	366,667
Shares issuable upon the
conversion of stock options	-	110,000
	1,322,288	1,216,860

These shares were not included in the computations of income or loss per share because their effect was anti dilutive.

AA.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

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

NOTE 2 -      MARKETABLE SECURITIES

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

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2009 and 2008 are as follows:

	2009	2008
Available for sale securities:
Cost	107,966	$98,966
Unrealized gain or (loss)	7,144	(14,158)
Marketable equity securities
classified as current	$115,110	$84,808

The changes in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Unrealized gain (loss)	$21,302	$(42,104)

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

B.
On May 2, 2008, IMS acquired the assets of Business Network, Inc. of Hauppauge, New York for $400,000. Terms include a down payment of $200,000 and a $100,000 note to the seller, payable over 18 months with interest at 6% per annum, starting June 10, 2008. In addition IMS issued 133,333 shares of common stock guaranteed to a value of $100,000 ($ 4.50 per share).

Purchase price	$400,000
Accounts receivable (net)	$12,600
Furniture and equipment	6,000
Membership list	381,400
Total assets acquired	$400,000

C.
On July 31, 2008, IMS completed its acquisition of the assets of Bartermax of Norwood, Massachusetts for $400,000. Terms include a cash down payment of $175,000, $50,000 in IMS trade dollars, and a $125,000 note to the seller, payable over 24 months with interest at 6% per annum, starting September 20, 2008. In addition IMS issued 11,111 shares of IMS common stock guaranteed to a value of $50,000 ($4.50 per share).

Purchase price	$400,000
Accounts receivable (net)	$13,900
Furniture and equipment	8,500
Member list	377,600
Total assets acquired	$400,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2008:

2008
Gross revenue	$14,631,508
Total expenses	(16,084,089)
Net income (loss) before taxes	$(1,452,581)
Earnings per share	$(0.02)

NOTE 4 -      INTANGIBLE ASSETS

Intangible assets consist of membership lists, goodwill and a covenant not to compete, and for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Membership lists	$13,345,448	$13,425,818
Accumulated amortization	(5,192,355)	(3,848,561)
Net	$8,153,093	$9,577,257

Covenant not to compete	$-	$89,300
Accumulated amortization		(89,300)
Net	$-	$-

Goodwill	$3,448,602	$3,448,602
Accumulated amortization	(13,123)	(13,123)
Net	$3,435,479	$3,435,479

Aggregate amortization expense was $1,343,794 and $1,345,098 for the years ended December 31, 2009 and 2008, respectively. In 2009, the Company recorded an impairment loss of $80,370 on membership lists of the Louisville, KY and Boston, MA operations. In 2008 the Company recorded an impairment loss of $209,605 on membership lists related to its California, Kentucky, Nevada and Tennessee operations. Estimated future amortization expense is as follows:

2010	$1,335,756
2011	1,321,229
2012	1,277,704
2013	1,187,009
2014	1,122,881
thereafter	1,908,514
$8,153,093

NOTE 5 -      PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2009 and 2008:

	2009	2008
Office furniture, equipment,
computers and software	$1,906,801	$1,753,839
Leasehold improvements	211,202	211,202
	2,118,003	1,965,041
Accumulated depreciation	(1,196,530)	(908,515)
	$921,473	$1,056,526

Depreciation expense during the years ended December 31, 2009 and 2008 was $288,015 and $298,436, respectively.

NOTE 6 -      CREDIT LINES, NOTES AND CONVERTIBLE NOTES PAYABLE

CREDIT LINES:

CTE has a revolving credit line of $500,000 with a financial institution, with no maturity date and an interest rate of Prime plus 1%. The note is secured by the assets of the Company. The balance as of December 31, 2009 and 2008 was $154,420 and $248,658, respectively.

CTE has an unsecured business credit line of $122,000 with a financial institution, with no maturity date and an interest rate of prime plus 6%. As of December 31, 2009 and 2008, the balance of the note was $69,967 and $92,078 respectively.

CTE has an unsecured business credit line of $50,000 with a financial institution, with no maturity date and an interest rate of 9.25%. As of December 31, 2009 and 2008, the balance of the note was $21,998 and $0 respectively.

NOTES PAYABLE:

In connection with the purchase of Barternet in 2003, the Company assumed an unsecured note payable to an individual with maturity in February, 2010 and monthly payments of $2,500. The face value of the original note was $207,500, discounted at 7.5% to $161,510. The balance as of December 31, 2009 was $5,000 discounted to $4,953 and at December 31, 2008 was $35,000, discounted to $33,412. The discount is being amortized over the life of the promissory notes as additional interest expense. During the years ended December 31, 2009 and 2008, the Company recorded interest expense from the discounts of $1,541 and $3,591, respectively.

In 2006 IMS issued an unsecured note payable to a private investor in the amount of $1,465,000 with a maturity date of December 2009, monthly payments of $45,000, and interest at 10%. The balance outstanding was $0 and $475,702 respectively as of December 31, 2009 and 2008, respectively.

In 2007, in connection with the acquisition of Kansas Trade Exchange, CTE issued an unsecured note payable for $300,000 to the former owners. Terms include thirty-six monthly payments of $9,267 including interest at 6% beginning January 10, 2008. The balance outstanding was $106,041 and $205,922 as of December 31, 2009 and 2008, respectively.

In 2008, in connection with the acquisition of New York Commerce Group, CTE issued an unsecured note payable for $172,924 to the former owner. Terms included monthly payments ranging from $10,000 to $15,000 per month plus interest of 6% beginning May 5, 2008. The balance outstanding was $0 and $72,924 as of December 31, 2009 and 2008, respectively.

In 2008, in connection with the acquisition of BNI of Long Island, CTE issued an unsecured note payable for $100,000 to the former owner. Terms include eighteen monthly payments of $5,823 including interest at 6% beginning June 10, 2008. The balance outstanding was $0 as of December 31, 2009 and $62,174 as of December 31, 2008.

In 2008, in connection with the acquisition of Bartermax, CTE issued an unsecured note payable for $125,000 to the former owner. Terms include twenty-four monthly payments of $5,540 including interest at 6% beginning September 20, 2008. The balance outstanding was $43,340 and $105,192 as of December 31, 2009 and 2008, respectively.

In 2008, CTE issued two unsecured notes payable for $25,000 each in exchange for shares of IMS stock issued and guaranteed for the purchase of Barter Partners of Michigan. Terms include seven monthly payments of $3,000 each and a final payment of $4,000, plus interest at 6% beginning November 10, 2008. The balance outstanding of each note was $0 and $19,000 (total of $38,000) as of December 31, 2009 and 2008, respectively.

On July 17, 2009, the Company redeemed 18,222 shares of IMS common stock from the former owner of Long Island Trade, who will be paid $82,000 ($6,000 per month starting August 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A discounted note in the amount of $79,907 was issued for the transaction using an imputed interest rate of 4.25%. The balance as of December 31, 2009 was $52,000 discounted to $51,119. The discount is being amortized over the life of the promissory notes as additional interest expense. During the year ended December 31, 2009 the Company recorded interest expense from the discount of $1,213.

On August 20, 2009, the Company redeemed 11,111 shares of IMS common stock from the former owner of Bartermax of Boston, who will be paid $50,000 ($4,500 per month starting in September 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A discounted note in the amount of $48,944 was issued for the transaction using an imputed interest rate of 4.25%. The balance as of December 31, 2009 was $32,000 discounted to $31,544. The discount is being amortized over the life of the promissory notes as additional interest expense. During the year ended December 31, 2009 the Company recorded interest expense from the discount of $601.

A loan of $100,000 was made in November, 2009, due in May, 2012, with quarterly interest payments at 10% and principal payments of $5,000 per month beginning in February, 2011.

CONVERTIBLE NOTES PAYABLE:

A private investor has loaned the company funds as follows:

 A loan of $1,200,000 was made in 2006, to IMS. The due dates of the notes ranged from March to September, 2008, with quarterly interest payments of 10%. The notes were convertible to 583,333 shares of IMS stock at $1.80 per share, and 170,699 shares of IMS stock at $3.72 per share, at the option of the holder. The value of the convertible feature on the notes was calculated to be $39,833 and treated as a discount which is being amortized over the life of the note.

In September, 2008, the notes in the previous paragraph were converted to an amortized note in the amount of $1,200,000, with 60 monthly payments of $15,858 including interest of 10%, and a balloon payment of $746,367 due September 2013. The investor has the option to convert the principle balance to shares of IMS common stock at $1.86 per share. As of December 31, 2009 and 2008, the balance of the note was $1,122,671 and $1,182,279.

Loans of $100,000 and $200,000 were made in 2008 to IMS. The due dates of the notes were July, 2009 to April, 2010, with quarterly interest payments of 10%. The notes were convertible to 41,667 shares of IMS stock at $2.40 per share, and 62,893 shares of IMS stock at $3.18 per share, at the option of the holder. On July 15, 2009, the $100,000 note was renewed to mature in July, 2011. The conversion agreement was also changed so that the note may now be converted to 151,515 shares of common stock at $.66 per share. As of December 31, 2009 and 2008, the outstanding balance of the notes was $300,000.

On January 15, 2009 IMS issued notes payable totaling $300,000 in exchange for release of the stock guarantee on, and the return of 300,000 shares of IMS stock. The notes were interest only at 4.5% per annum. In December, 2009, the company and the note holder renegotiated the agreement so that interest is now at 7% and annual principal payments begin January 21, 2011. Principal payments range from $0 to $100,000 at the discretion of the note holders. If mutually agreed, the company can issue stock to repay principal at share price equivalent of $6.00 per share. The outstanding balance of the notes at December 31, 2009 was $300,000.

RELATED PARTY NOTES PAYABLE

From time to time officers and stockholders of the Company have loaned funds to IMS, as follows:

	2009	2008
Balance January 1	$-	$-
New loans during the year	100,000	25,000
Repayments during the year	-	(25,000)
Balance December 31	$100,000	$-

See Note 10 for details and terms.

A summary of the Company’s credit lines, notes and convertible notes payable is as follows:

	Balance as of December 31,	Current	Long-term
	2008	Portion	Portion
Financial institutions credit lines	$340,736	$340,736	$-
Individual – note payable	475,702	475,702	-
Individual – note payable	205,922	99,881	106,041
Individual – note payable	105,192	61,852	43,340
Individual – note payable	72,924	72,924	-
Individual – note payable	62,174	62,174	-
Individual – note payable	33,412	28,459	4,953
Individuals – notes payable	38,000	38,000	-
Individuals – convertible notes	1,482,279	175,466	1,306,813
	2,816,341	1,355,194	1,461,147
Discounts	-	-	-
	$2,816,341	$1,355,194	$1,461,147

	Balance as of	Current	Long-term
	December 31, 2009	Portion	Portion
Financial institutions credit lines	$246,385	$246,385	$-
Individual – note payable	100,000	-	100,000
Individual – note payable	51,119	51,119	-
Individual – note payable	31,544	31,544	-
Individual – note payable	106,041	106,041	-
Individual – note payable	43,340	43,340	-
Individual – note payable	4,953	4,953	-
Related Party – notes payable	100,000	50,000	50,000
Individuals – convertible notes	1,722,671	299,226	1,423,445
	$2,406,053	$832,608	$1,573,445
Discounts	-	-	-
	$2,406,053	$832,608	$1,573,445

The aggregate amount of maturities of long-term debt for each of the next five years is as follows:

2010	832,608
2011	417,098
2012	266,742
2013	889,605
2014	-
$2,406,053

Interest expense for the years ended December 31, 2009 and 2008 was $228,936 and $275,332, respectively.

NOTE 7 -      DEFERRED COMPENSATION

As part of the acquisition of Tradecard, Inc., the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after her retirement.

The value of future payments required under the agreement is being charged to operations over the period of active employment until the employee reaches her retirement date in approximately four years.

Assets intended to fund this liability include an investment in marketable securities (Note 2) with a balance of $115,110 and $84,808, as of December 31, 2009 and 2008, respectively, and a life insurance policy with a $300,000 death benefit and a cash surrender value as of December 31, 2009 and 2008, of $49,361 and $43,125, respectively. All incidents of ownership accrue to the Company, which is the designated beneficiary. There are no loans outstanding on the insurance policy, but the cash surrender value has been pledged by the Company to secure the liability for deferred compensation.

NOTE 8 -   INCOME TAXES

Income tax expense for the years ended December 31, 2009 and 2008 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as the impairment loss of the membership list and 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as bad debts, charitable contributions and depreciation, as well as the permanent effects of different financial accounting and tax bases of certain assets.

The company’s 2007 and 2008 income and employment tax returns are currently under examination by the IRS. The IRS has proposed adjustments and the company is defending its positions. Even though company feels its positions are reasonable, it has made a provision for a potential settlement in the 2009 financial statements. The payment of the tax refund receivable has been delayed, pending the finalizing of the audits.

Income tax expense consists of the following components:

	Years Ended December 31
	2009	2008
Federal
Current	$355,016	$(48,500)
Deferred	(222,261)	(453,622)
State and Local
Current	33,711	8,150
Deferred	(62,260)	(100,250)

	$104,206	$(594,222)

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the periods ended December 31:

	Years Ended December 31
	2009	2008

Statutory rate applied to earnings (loss) before income taxes	$124,132	$(614,100)
Increase (decrease) in income taxes resulting from:
Nondeductible impairment loss	32,148	83,800
Disallowed meals	6,995	9,700
Change in allowance for
doubtful accounts	(117,844)	22,700
Charitable contributions carryover	890	900
Depreciation and amortization
variances due to tax basis and useful life differences	21,785	(14,000)

Utilization of net operating loss carryover	18,240	-
Other	17,858	(83,222)
	$104,206	$(594,222)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2009	2008
Deferred income tax asset:
Net operating loss
carryover to future periods	$-	$75,000

Deferred income tax liabilities:
Primarily difference in tax basis of
membership lists and goodwill	$1,679,565	$2,039,000

NOTE 9 –     STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS

In 2008, 33,333 shares of common stock were issued as part of the purchase of two trade exchanges. The fair value of the shares was $150,000.

On April 14, 2008, 91,666 warrants were exercised for IMS common stock. IMS received cash in the amount of $302,500 ($3.30 per share).

In 2008, 41,666 shares of common stock were issued to consulting firms. 10,000 shares of common stock were issued to the outside members of the Board of Directors. Total fair value was $60,233.

On December 9, 2008, IMS paid $321,476 in trade dollars for 58,333 shares of common stock, which were placed into treasury stock.

In 2008, the balance due of $26,196 on the subscription receivable was written off as a bad debt.

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

On July 17, 2009, the Company redeemed 18,222 shares of IMS common stock from the former owner of Long Island Trade, who will be paid $82,000 ($6,000 per month starting August 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A discounted note in the amount of $79,907 was issued for the transaction using an imputed interest rate of 4.25%.

On August 7, 2009 a 1 for 6 reverse stock split became effective. The new symbol on that date became ITNM. All share and per share amounts have been retroactively adjusted. As a result of the split, a rounding adjustment added 195 shares to the total number of outstanding shares of common stock. All stock related disclosures have been restated to report post split share quantities.

On August 19, 2009 IMS issued 24,000 shares of common stock to the outside members of the board of directors. Six members were issued 4,000 shares each as annual compensation. The fair value of the shares was $12,000.

On August 19, 2009 IMS issued 3,000 shares of common stock to an employee of the Company as a bonus. The fair value of the shares was $1,500. The shares were taken from treasury.

On August 20, 2009, the Company redeemed 11,111 shares of IMS common stock from the former owner of Bartermax of Boston, who will be paid $50,000 ($4,500 per month starting in September 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A discounted note in the amount of $48,943 was issued for the transaction using an imputed interest rate of 4.25%.

On October 9, 2009 IMS repurchased 42,000 shares of common stock at $4.50 per share using restricted cash of $189,000, thereby releasing $189,000 of the common stock guarantee.

On November 2, 2009 IMS issued 10,000 shares of IMS stock to a consulting firm. The fair value of the stock was $5,000.

On November 2, 2009 IMS issued 8,333 shares of common stock to an employee of the Company as a bonus. The fair value of the shares was $4,167.

On November 25, 2009 IMS issued 30,000 shares of IMS stock to a consulting firm. The fair value of the stock was $15,000.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the board of directors in 2005 and reconfirmed on October 29, 2009, from December 1 to December 31, 2009, the company purchased 30,000 shares for a total cost of $23,933. The stock was placed into treasury.

Stock Options

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

A summary of the status of Company’s fixed stock option plan as of December 31, 2009 and 2008, and the changes during the years then ended is presented below:

	December 31, 2009		December 31, 2008
		Weighted Average		Weighted Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at
beginning of period	110,000	$0.96	136,666	$0.96
Granted		$-	-	$-
Purchased		$-	-	$-
Forfeited	(3,333)	$-	-	$-
Expired	(106,667)	$-	(26,666)	$0.90
Outstanding at end of period	-	$-	110,000	$0.96

Options exercisable at
period end	-		110,000

Weighted average fair value
of options granted to
employees during the year	$-		$-

As of December 31, 2009, there were no options outstanding.

As of December 31, 2008 there were 110,000 options outstanding and exercisable, with a weighted average remaining contractual life of .07 years, and a weighted average exercise price of $.96.

Warrants

In May, 2006, the Company issued 583,333 fully vested warrants with an option price of $3.30, which expire in May, 2011. 91,666 warrants were exercised in March 2008 with proceeds of $302,500. 125,000 warrants were exercised in 2007 with proceeds of $412,500. The remaining balance was 366,667 as of both December 31, 2009 and 2008.

Stock Guarantee Liability

The stock guarantee liability was reduced by $1,301,500 and $557,000 during 2009 and 2008, respectively, pursuant to the release from owners of guaranteed stock. The liability was increased by $150,000 for two acquisitions in 2008, and an additional $150,000 for the settlement of a prior years’ dispute in 2008 for a net decrease in 2008 of $257,000.

Other Comprehensive Income (Loss)

In 2009, marketable securities had an unrealized gain of $21,302 and the cash surrender value had an unrealized gain of $636, resulting in other comprehensive income of $21,937. In 2008, marketable securities had an unrealized loss of $42,572 and the cash surrender value had an unrealized gain of $468, resulting in other comprehensive loss of $42,104.

The effect of the exchange rate on the currency conversion between our U.S. and Canadian offices resulted in comprehensive income of $18,321 for 2009, and a comprehensive loss of $24,046 for 2008.

NOTE 10 -    RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The original lease began October 1, 2002 and extends through September 30, 2010. Lease payments are $8,000 monthly plus certain operating costs, including sales and use taxes, insurance, utilities, maintenance, and non-structural repairs. Total payments in 2009 and 2008 were $91,500 and $90,000, respectively.

The company currently leases 3,900 square feet of office space located at 1595 Elmwood Avenue, Rochester, New York, from Stephen Webster, a member of the board of directors of the Company. The triple net lease commenced in February 2007, and expires December 31, 2011. Monthly rental payments are $6,644. The company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2009 and 2008 were $79,728 and $80,700, respectively.

On March 31, 2009 IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum, due July 10, 2010. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum, due March 31, 2011.  At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

On July 11, 2008, 10,000 shares of IMS common stock were issued to the six outside members of the board of directors (1,667 shares each), as annual compensation with a fair value of $21,000 ($3,500 each).

On August 19, 2009, 24,000 shares of IMS common stock were issued to the six outside members of the board of directors (4,000 shares each), as annual compensation with a fair value of $12,000 ($2,000 each).

In 2009 and 2008 the Company paid $720 and $500, respectively, to Corporate Secretary Patricia Katisch to produce and distribute the corporate minutes.

NOTE 11 -    COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2014. Total rent expense for all operating leases for 2009 and 2008 is summarized as follows:

	2009	2008
Related party lease	$91,500	$90,000
Office leases	886,490	768,405
Vehicle leases	15,795	18,157
	$993,785	$876,562

Minimum future lease commitments as of December 31, 2009, are summarized as follows:

	Office
Year ending December 31	Facilities	Vehicles
2010	624,478	$14,922
2011	157,368	9,612
2012	84,380	801
2013	74,520	-
thereafter	68,310	-
	$1,009,056	$25,335

Employment Agreements

The Company has employment agreements with key employees, including the chief executive officer, the chief financial officer, and the senior vice presidents, pursuant to which these employees will receive base salaries in 2010 of $230,000, $190,000, $175,000 and $165,000, plus commissions and bonuses at the discretion of the chief executive officer. Each contract is for a term of three years, and will be automatically extended for additional one-year periods thereafter, unless terminated by the Company or by the employee. On November 20, 2008 we amended the contracts to freeze the compensation schedule at the above 2008 salaries. Each contract was modified to add one additional year to the original three year terms. On March 31, 2009, each of the above officers agreed to a 10% reduction in salary. In January, 2010, the 10% reduction was rescinded and the salaries were reinstated to the 2008 schedule.

The agreements also provide for the issuance of stock options at the chief executive officer’s discretion. All agreements contain a change of control provision. In the event of a merger, acquisition of the Company or sale of substantially all of its assets, the chief executive officer’s contract provides for compensation equal to two years' salary plus a lump sum payment of $400,000. The chief financial officer and senior vice presidents will receive compensation equal to one year's salary plus lump sum payments of $200,000 each. Another officer will receive one year’s salary plus a lump sum payment of $100,000.

NOTE 12 –   LEGAL MATTERS

In the ordinary course of business, the company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

During 2009, the company was defendant in two cases of note. Both are employment-related actions alleging harassment that have been filed against the company, one by the EEOC and the other in federal district court. Settlement was reached in the EEOC matter in November, 2009. The suit in federal district court was withdrawn by the plaintiff in February, 2010. No material expenses were incurred beyond the $40,000 provision made in the third quarter of 2009 for these matters.

Additionally, at the end of 2009, the company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010 and the company is awaiting final settlement documents.

The company is also plaintiff in a legal action filed in a state court alleging breach of non-compete agreement and unfair business practices against a former employee of a trade exchange previously purchased.

There are no other material legal actions pending against the company.

NOTE 13 -   SUBSEQUENT EVENTS

On January 14, 2010, IMS issued 20,000 shares of IMS stock to a consulting firm. The fair value of the stock was $16,000.

On January 22, 2010, IMS repurchased 41,667 shares of common stock at $4.50 per share using restricted cash of $187,500, thereby releasing $187,500 of the common stock guarantee.

On February 3, 2010, IMS issued 15,000 shares of IMS stock to a consulting firm. The fair value of the stock was $12,000.

In accordance with the stock buyback plan described above, from Jan 1, 2010 through March 18, 2010, the company purchased 19,304 shares for a total cost of $15,144. The stock was placed into treasury.

On February 19, 2010, the Company (IMS) amended the Asset Purchase Agreement between IMS and the former owner of a barter exchange acquired in a prior year. The amended agreement guarantees the 50,000 shares of IMS common stock held by the former owner to a price of $3.00 per share.  The former owner has the right to redeem 1,667 shares of IMS common stock for $5,000 in cash, per month, starting March 1, 2010. The guarantee expires on March 1, 2013 or when the former owner has received $150,000 in cash, either from IMS or by selling the shares on the open market, whichever comes first.