Form 10-Q
period 2010-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2010-05-17
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2010

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

The number of shares of Common Stock, $.0001 par value, outstanding as of May 7, 2010 was 10,386,800
.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(UNAUDITED)

ASSETS
Current assets
Cash	$592,336	$894,396
Restricted cash	82,215	149,682
Marketable securities	126,274	115,110
Accounts receivable, net	964,353	1,201,403
Refundable income taxes	-	133,000
Earned trade account	159,327	33,561
Prepaid expenses	171,537	103,027

Total current assets	2,096,042	2,630,179

Property and equipment, net	850,635	921,473

Other assets

Membership lists, net	7,819,155	8,153,093
Goodwill	3,435,479	3,435,479
Assets held for investment	99,298	99,298
Investment in real estate	26,000	26,000
Cash surrender value	51,083	49,361

Total other assets	11,431,015	11,763,231

Total assets	$14,377,692	$15,314,883

Continued

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
Continued

	March 31, 2010	December 31, 2009
	(UNAUDITED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$919,311	$867,469
Income taxes payable	131,994	422,995
Credit lines	235,387	246,385
Current portion of notes payable	169,345	236,997
Current portion of convertible notes payable	204,827	299,226
Current portion of common stock subject to guarantee	665,000	706,500
Current portion of convertible notes payable, related parties	50,000	50,000

Total current liabilities	2,375,864	2,829,572

Long-term liabilities
Notes payable, less current portion	90,000	100,000
Convertible notes payable, less current portion	1,488,661	1,423,445
Common stock subject to guarantee, less current portion	619,000	620,000
Convertible notes payable, related parties, less current portion	50,000	50,000
Deferred compensation	278,750	275,000
Deferred income taxes	1,591,300	1,679,565

Total long-term liabilities	4,117,711	4,148,010

Total liabilities	6,493,575	6,977,582

Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized 10,378,467 and 10,343,467
issued and outstanding March 31, 2010
and December 31, 2009 respectively	1,038	1,030
Paid in capital	12,843,396	12,772,904
Treasury stock, 712,018 and 646,095
shares, respectively	(2,639,695)	(2,428,422)
Accumulated other comprehensive loss	(2,230)	(10,581)
Accumulated deficit	(2,318,392)	(1,997,630)

Total stockholders’ equity	7,884,117	8,337,301

Total liabilities and stockholders’ equity	$14,377,692	$15,314,883

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended
	March 31,

	2010	2009

Gross revenue	$3,070,421	3,351,224

Expenses

Employee costs	1,913,705	2,044,249
General and administrative	666,753	446,151
Occupancy	270,036	305,247
Selling	72,149	86,691
Depreciation	73,013	76,624
Amortization	333,969	335,948

Total expenses	3,329,625	3,294,910

Income (loss) from operations	(259,204)	56,314

Other income (expense)
Interest income	38	375
Interest expense	(50,861)	(58,058)

Total other income (expense)	(50,823)	(57,683)

Loss before income taxes	(310,027)	(1,369)
Income tax expense	(10,735)	(53,000)

Net loss	$(320,762)	$(54,369)

Net loss per
common share - basic	(.03)	(.01)
- dilutive	(.03)	(.01)
Weighted average common
shares outstanding - basic	10,370,078	10,262,824
- dilutive	10,370,078	10,262,824

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(320,762)	(54,369)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	406,854	412,572
Stock issued for services	28,000	19,100
Bad debt expense	28,471	4,389
Deferred compensation	3,750	3,750
Changes in assets and liabilities
Accounts receivable	208,579	226,779
Earned trade account	(125,766)	6,991
Tax refund receivable	133,000	-
Deferred tax benefit	-	75,000
Prepaid expense	(68,510)	(24,705)
Accounts payable and accrued expenses	(239,159)	265,467
Deferred tax liability	(88,265)	(95,000)
Trade payable	-	(282,510)

Net cash provided (used) by operating activities	(33,808)	557,464

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	67,467	329,881
Capital expenditures	(2,078)	-
Increase in marketable securities	(2,883)	(2,250)
Increase in cash surrender value	(1,722)	(1,400)

Net cash provided by investing activities	60,784	326,231

Continued

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued
	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related parties	-	100,000
Payments on credit lines	(10,998)	(24,477)
Payments on notes payable	(106,835)	(266,487)
Purchase of treasury stock	(211,273)	(450,000)

Net cash used by financing activities	(329,106)	(640,964)

Foreign currency translation adjustment	70	(2,310)

Net increase (decrease) in cash	(302,060)	240,421

Cash at beginning of period	894,396	279,227

Cash at end of period	$592,336	$519,648

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$39,502	$58,058
Cash paid for income taxes	$257,000	$8,719

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Unrealized net gain (loss) on equity investments	$8,281	$(8,055)

Release of stock guarantees	$192,500	$450,000

Treasury stock acquired with long-term debt	$-	$300,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's 10-K for the year ended December 31, 2009, filed on April 2, 2010, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2010 and 2009 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2010, the Company has cash in excess of FDIC insurance of $325,264. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

The Company’s indebtedness as of March 31, 2010 includes the following:

Lines of credit payable to financial institutions, due in 2010	$235,387
Notes payable to related parties, $50,000 due in 2010	100,000
Notes payable to third parties, $169,345 due in 2010	259,345
Convertible notes payable, fixed conversion terms, $204,827 matures in 2010	1,693,488
Total indebtedness	2,288,220
Less current maturities	(659,559)
Long term debt, net of current maturities	$1,628,661

Common Shares Subject to Guarantees

As part of various prior acquisition agreements which included stock consideration by the Company, the Company guaranteed the stock price of the stock consideration based on the fair market value of the stock at the time of the applicable acquisition agreements.  Accordingly, the guaranteed values of the shares are recorded as a liability on the accompanying financial statements.

On February 19, 2010, the Company (IMS) amended the Asset Purchase Agreement between IMS and the former owner of a barter exchange acquired in a prior year. The amended agreement guarantees the 50,000 shares of IMS common stock held by the former owner to a price of $3.00 per share.  The former owner has the right to redeem 1,667 shares of IMS common stock for $5,000 in cash, per month, starting March 1, 2010. The guarantee expires on the earlier of March 1, 2013 or fulfillment by the Company of its obligation under the agreement.  As a result of this amendment, the Company reclassified $150,000 from additional paid-in capital to common shares subject to guaranteed (liability) during the period ended March 31, 2010.

The Company’s obligation under common stock price guarantees as of March 31, 2010 totaled $1,284,000, of which $665,000 is classified as current based on the scheduled redemption allowances as provided for in the underlying agreements. Additionally, $1,014,000 of the total and $480,000 of the current portion are payable to a director of the company.

NOTE 4 – EQUITY

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date. During the first quarter ended March 31, 2010, there were no outstanding options.

Stock Issuances

On January 14, 2010, IMS issued 20,000 shares of IMS stock to a consulting firm. The fair value of the stock was $16,000.

On February 3, 2010, IMS issued 15,000 shares of IMS stock to a consulting firm. The fair value of the stock was $12,000.

Treasury Stock

On January 22, 2010, IMS repurchased 41,667 shares of common stock at $4.50 per share using restricted cash of $187,500, thereby releasing $187,500 of common stock guarantee.

On March 18, 2010, IMS repurchased 1,667 shares of common stock at $3.00 per share, thereby releasing $5,000 of common stock guarantee.

Additionally, from January 1, 2010 through March 31, 2010, the Company purchased 22,589 shares for a total cost of $18,773. The stock was placed into treasury in accordance with a stock buyback plan originally approved by the board of directors in 2005 and reconfirmed on October 29, 2009.

Stock Warrants

As of March 31, 2010 there were 366,667 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $3.30 per share. The warrants expire May 31, 2011.

NOTE 5 - INCOME TAXES

The Company’s 2007 and 2008 income and employment tax returns are currently under examination by the IRS. The IRS has proposed adjustments and the Company is defending its positions. Even though the Company feels its positions are reasonable, it made a provision for a potential settlement in the 2009 financial statements. The tax refund receivable has been forfeited  in settlement of income tax adjustments arising from the audit. A provision for potential settlement of the employment tax audit remains.

The difference between the combined Federal and state statutory rate of approximately 40% and the effective rate for the period ended March 31, 2010 of approximately (4%) relates primarily to the forfeiture of the Company’s tax refund receivable during the period.

NOTE 6 – COMPREHENSIVE INCOME

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

Comprehensive income consisted of the following for the three months ended March 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Net income (loss)	$(320,762)	$(54,369)
Foreign currency translation adjustment	70	(2,310)
Unrealized gain (loss) on available for sale securities	8,281	(8,055)
Comprehensive income (loss)	$(312,411)	$(64,734)

NOTE 7 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

In February, 2010, a suit filed in 2009 in Federal district court by a former employee alleging harassment, was withdrawn by the plaintiff.

Additionally, the Company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the Company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010 and the Company is awaiting final settlement documents.

The Company is also plaintiff in a legal action filed in a state court alleging breach of non-compete agreement and unfair business practices against a former employee of a trade exchange previously purchased.

NOTE 8 - SUBSEQUENT EVENTS

On April 19, 2010 IMS issued 8,333 shares of common stock to the interim Chief Financial Officer of the Company as a bonus. The fair value of the shares was $5,833.

On April 19, 2010 IMS issued 8,333 shares of common stock to the interim Chief Financial Officer of the Company as a bonus. The fair value of the shares was $5,833.

On April 22, 2010 the Company renewed a convertible note payable to an individual in the amount of $200,000. It is now due July 30, 2012 and pays interest quarterly at 10% until due. At his option, the lender can convert the note to 266,667 shares of the Company’s common stock at a fixed rate of $0.75 per share.

On April 22, 2010 the Company renewed a convertible note payable to a related party in the amount of $50,000. It is now due on July 10, 2011. No other terms of the note were amended.

On May 13, 2010, the former CFO of the Company filed a lawsuit against the Company in Superior Court of California.  The lawsuit alleges that the Company wrongfully terminated the employment of the former CFO, including allegations that he was terminated in retaliation for making whistleblower allegations.  The Company believes the allegations are without merit and intends to vigorously defend itself in this matter.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HIGHLIGHTS

During the three months ended March 31, 2010, International Monetary Systems (IMS) continued to realize the benefits of the substantial reductions in overhead that the Company had worked so hard to achieve over the past year. Some highlights are:

*      Employee costs were reduced by more than $130,000 or 6.4% compared to the first quarter of 2009.

*      Total liabilities were reduced by more than $484,000 since December 31, 2009.

*      65,923 shares were repurchased and added to treasury stock since December 31, 2009.

CURRENT QUARTER

During the quarter ended March 31, 2010 International Monetary Systems generated gross revenues of $3,070,421, a decrease of $280,803 or 8.4% compared to the first quarter of 2009. $214,861 of this decrease is a decrease in trade dollars generated due to the shifted emphasis of the corporate barter division. Fee revenue paid in cash was flat compared to Q1 of 2009.

Operating expenses in the quarter were $3,329,625, an increase of $34,715 or 1.1% compared to the first quarter of 2009. The increase in is primarily due to increased legal and professional fees, which were approximately $225,000 higher in 2010 versus 2009. The extraordinary professional fees resulted primarily from the Company’s involvement in three separate lawsuits, two of which are now settled. This increase in fees offset savings in all other major expense categories. The largest decreases in other categories versus the first quarter of 2009 are primarily due to efficiencies realized in personnel and occupancy costs.

The combination of revenue decline and expense controls resulted in a net operating loss of $259,204 for the quarter, compared to net operating income of $56,314 in the first quarter of 2009.  The increase in the net operating loss for the quarter ended March 31, 2010 was due to significantly higher legal fees.

After adjusting for interest and income taxes, the net loss for the current period was $320,762 compared to a net loss of $54,369 in the first quarter of 2009. The net loss includes higher than ordinary income tax expense due to adjustment for the settlement of a federal income tax audit.

EBITDA - earnings before interest, taxes, depreciation and amortization - for the quarter totaled $147,816 a decrease of 68.5% compared to the $469,261 reported for the first quarter of 2009, as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009

Net income (loss)	$(320,762)	$(54,369)
Interest expense	50,861	58,058
Income tax expense	10,735	53,000
Depreciation	73,013	76,624
Amortization	333,969	335,948

	$147,816	$469,261

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On March 31, 2010, current assets were $2,096,042, and current liabilities were $2,375,864, resulting in a working capital deficiency of $279,822.

At the end of the first quarter of 2010, the Company's unrestricted cash balance was $592,336, compared to $894,396 on December 31, 2009.

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

In 2002 the Company adopted FASB ASC 350, relative to goodwill and other intangibles, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first three months of 2010.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Members of our management, including Donald F. Mardak, our Chief Executive Officer, and David Powell, our interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2010, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of March 31, 2010, was effective.

Changes in Internal Controls
In our Annual Report filed on April 2, 2010, we reported that management believed that the internal control over financial reporting as of December 31, 2009, was not effective with regards to IT access controls over the accounting applications. The Company has implemented a program to restrict IT access by strengthening controls, thereby remediating the weakness.

In January, 2010, the majority of our daily accounting and financial reporting was relocated from our California office to our corporate offices in Wisconsin. This move helped to strengthen controls by allowing for greater separation of duties and enhancing oversight and control by senior management.

There were no other changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Part II.                    Other Information

Item 1.            Legal Proceedings

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

In February, 2010, a suit filed in 2009 in federal district court alleging harassment, was withdrawn by the plaintiff.

On May 13, 2010, the former CFO of the Company filed a lawsuit against the Company in Superior Court of California.  The lawsuit alleges that the Company wrongfully terminated the employment of the former CFO, including allegations that he was terminated in retaliation for making whistleblower allegations.  The Company believes the allegations are without merit and intends to vigorously defend itself in this matter.

Additionally, the Company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the Company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010 and the Company is awaiting final settlement documents.

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

Item 1A.         Risk Factors - Not applicable for Smaller Reporting Companies.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds -

On January 22, 2010, IMS repurchased 41,667 shares of common stock at $4.50 per share using restricted cash of $187,500, thereby releasing $187,500 of the common stock guarantee. The transaction was exempt from registration under the Securities Act of 1934 in reliance on an exemption provided by Section 4(2) of that act.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the Board of Directors in 2005 and reconfirmed on October 29, 2009, from December 1 to December 31, 2009, the Company purchased 30,000 shares for a total cost of $23,933. The stock was placed into treasury. From January 1, 2010 through March 31, 2010, the Company purchased 22,589 shares for a total cost of $18,773. The stock was placed into treasury. The transactions were exempt from registration under the Securities Act of 1934 in reliance on an exemption provided by Section 4(2) of that act.

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

31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A Form 8-K was filed on April 22, 2010 disclosing that Webb & Co had declined to stand for reappointment as the Company’s principal independent accountant.

A Form 8-K was filed on April 28, 2010 announcing that LBB & Associates Ltd., LLP had been appointed as the Company’s principal independent accountant.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald F. Mardak

Donald F. Mardak, President
(Principal Executive Officer)

May 17, 2010

/s/ David A. Powell

David A. Powell, Interim CFO
(Principal Financial Officer)

May 17, 2010