Form 10-Q
period 2010-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2010-08-11
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, $.0001 par value, outstanding as of August 6, 2010, was 10,509,800.
.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(UNAUDITED)

ASSETS
Current assets
Cash	$560,215	$894,396
Restricted cash	202,271	149,682
Marketable securities	147,714	115,110
Accounts receivable, net	974,967	1,201,403
Refundable income taxes	--	133,000
Earned trade account	489,053	33,561
Prepaid expenses	262,437	103,027

Total current assets	2,636,657	2,630,179

Property and equipment, net	784,387	921,473

Other assets

Membership lists, net	7,488,132	8,153,093
Goodwill	3,435,479	3,435,479
Assets held for investment	99,298	99,298
Investment in real estate	26,000	26,000
Cash surrender value	52,484	49,361

Total other assets	11,101,393	11,763,231

Total assets	$14,522,437	$15,314,883

Continued

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
Continued

	June 30, 2010	December 31, 2009
	(UNAUDITED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$696,919	$867,469
Income taxes payable	379,461	422,995
Credit lines	234,879	246,385
Current portion of notes payable	105,686	236,997
Current portion of convertible notes payable	194,455	299,226
Current portion of common stock subject to guarantee	665,000	706,500
Current portion of convertible notes payable, related parties	50,000	50,000

Total current liabilities	2,326,400	2,829,572

Long-term liabilities
Notes payable, less current portion	80,000	100,000
Convertible notes payable, less current portion	1,478,628	1,423,445
Common stock subject to guarantee, less current portion	609,000	620,000
Convertible notes payable, related parties, less current portion	70,000	50,000
Deferred compensation	282,500	275,000
Deferred income taxes	1,505,118	1,679,565

Total long-term liabilities	4,025,246	4,148,010

Total liabilities	6,351,646	6,977,582

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding		-
Common stock, $.0001 par value 280,000,000
authorized 10,436,800 and 10,343,467
issued and outstanding March 31, 2010
and December 31, 2009 respectively	1,044	1,030
Paid in capital	12,914,223	12,772,904
Treasury stock, 696,552 and 646,095
shares, respectively	(2,625,850)	(2,428,422)
Accumulated other comprehensive loss	(22,951)	(10,581)
Accumulated deficit	(2,095,675)	(1,997,630)

Total stockholders’ equity	8,170,791	8,337,301

Total liabilities and stockholders’ equity	$14,522,437	$15,314,883

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gross revenue	$3,541,872	$3,481,819	$6,612,293	$6,833,043

Expenses

Employee costs	1,828,398	1,940,741	3,742,103	3,984,990
General and administrative	529,405	404,441	1,196,296	850,592
Occupancy	273,392	315,905	543,428	621,152
Selling	69,879	117,138	142,028	203,829
Depreciation	73,013	76,764	145,888	153,388
Amortization	331,023	335,949	664,992	671,897

Total expenses	3,105,110	3,190,938	6,434,735	6,485,848

Income (loss) from operations	436,762	290,881	177,558	347,195

Other income (expense)
Interest income	61	121	99	496
Interest expense	(51,042)	(66,932)	(101,903)	(124,990)

Total other income (expense)	(50,981)	(66,811)	(101,804)	(124,494)

Income (loss) before income taxes	385,781	224,070	75,754	222,701
Income tax expense	(163,064)	(44,119)	(173,799)	(97,119)

Net income (loss)	$222,717	$179,951	$(98,045)	$125,582

Net income (loss) per
common share – basic	$.02	$.02	$(.01)	$.01
- dilutive	$.02	$.02	$(.01)	$.01
Weighted average common
shares outstanding – basic	10,403,522	10,254,608	10,386,699	10,254,608
- dilutive	10,403,522	10,254,608	10,386,699	10,254,608

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(98,045)	$125,582
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	810,880	825,285
Stock issued for services	88,833	33,467
Bad debt expense	54,328	--
Deferred compensation	7,500	7,500
Changes in assets and liabilities
Accounts receivable	172,108	188,383
Earned trade account	(455,492)	(101,169)
Tax refund receivable	133,000	--
Deferred tax benefit	--	75,000
Inventory	--	33,839
Prepaid expenses	(134,411)	(36,103)
Accounts payable and accrued expenses	(214,084)	215,411
Deferred tax liability	(174,447)	(190,700)
Trade payable	--	(321,476)

Net cash provided by operating activities	190,170	855,019

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in restricted cash	(52,589)	(240,241)
Capital expenditures	(8,832)	(2,799)
(Increase) in marketable securities	(44,856)	(4,500)
(Increase) in cash surrender value	(3,123)	(2,800)

Net cash used by investing activities	(109,400)	(250,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit lines and notes payable	--	25,000
Proceeds from convertible notes payable, related parties	20,000	100,000
Payments on credit lines	(11,506)	(56,744)
Payments on notes payable	(151,311)	(509,321)
Payments on convertible notes payable	(49,588)	-
Purchase of treasury stock	(222,428)	(46,203)

Net cash used by financing activities	(414,833)	(487,268)

Foreign currency translation adjustment	(118)	6,799

Net increase (decrease) in cash	(334,181)	124,210

Cash at beginning of period	894,396	279,227

Cash at end of period	$560,215	$403,437

Continued

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$83,469	$124,990
Cash paid for income taxes	$257,000	$8,719

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Unrealized net gain (loss) on equity investments	$(12,252)	$3,667

Release of stock guarantees	$202,500	$637,500

Treasury stock acquired with long-term debt	$-	$300,000

Increase in common stock guarantee	$150,000	$-

Common stock issued for prepaid services	$25,000	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's 10-K for the year ended December 31, 2009, filed on April 2, 2010, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2010 and 2009 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2010, the Company has cash in excess of FDIC insurance of $288,419. No losses have been incurred related to this credit risk exposure.

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

On June 10, 2010 the Company issued a note payable to an officer and shareholder in the amount of $20,000. It is due June 10, 2012 and requires quarterly interest payments at 8%. At the option of the officer, the note may be converted to 23,256 shares of the Company’s common stock at $.86 per share, the price on the origination date of the note.

The Company’s indebtedness as of June 30, 2010 includes the following:

Lines of credit payable to financial institutions, due in 2010 and 2011	$234,879
Convertible notes payable to related parties, $50,000 due in 2010	120,000
Notes payable to third parties, $85,686 due in 2010	185,686
Convertible notes payable, fixed conversion terms, $52,427 matures in 2010	1,673,083
Total indebtedness	2,213,648
Less current maturities	(585,020)
Long term debt, net of current maturities	$1,628,628

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

The Company’s obligation under common stock price guarantees as of June 30, 2010 totaled $1,274,000, of which $665,000 is classified as current based on the scheduled redemption allowances as provided for in the underlying agreements. Additionally, $1,014,000 of the total and $480,000 of the current portion are payable to a director of the company.

NOTE 4 – EQUITY

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date. During the first six months of 2010, there were no outstanding options.

Stock Issuances

On January 14, 2010, IMS issued 20,000 shares of IMS stock to a consulting firm. The fair value of the stock was $16,000.

On February 3, 2010, IMS issued 15,000 shares of IMS stock to a consulting firm. The fair value of the stock was $12,000.

On April 19, 2010 IMS issued 8,333 shares of common stock to the then interim Chief Financial Officer of the Company as a bonus. The fair value of the shares was $5,833.

On May 19, 2010, IMS issued 40,000 shares of IMS stock to two consulting firms. The fair value of the stock was $50,000. Of these shares, 20,000 were reissued from the treasury stock of the Company.

On June 2, 2010, IMS issued 30,000 shares of IMS stock to a consulting firm. The fair value of the stock was $30,000.

Treasury Stock

On January 22, 2010, IMS repurchased 41,667 shares of common stock at $4.50 per share using restricted cash of $187,500, thereby releasing $187,500 of common stock guarantee.

On March 18, 2010, IMS repurchased 1,667 shares of common stock at $3.00 per share, thereby releasing $5,000 of common stock guarantee.

On May 15 and June 15, 2010, IMS repurchased 1,667 shares of common stock at $3.00 per share, thereby releasing $10,000 of common stock guarantee.

Additionally, from January 1, 2010 through June 30, 2010, the Company purchased 23,789 shares for a total cost of $19,928. The stock was placed into treasury in accordance with a stock buyback plan originally approved by the board of directors in 2005 and reconfirmed on October 29, 2009.

Proposed Sale of Stock

On June 30, 2010, the company filed an S-1 Registration Statement with the SEC for the purpose of raising capital through a sale of equity units. Each unit will consist of one share of preferred stock and 10 warrants to buy a share of common stock for a to be determined price per share. The SEC has up to 60 days to approve the filing or request modification or more information.

Stock Warrants

As of June 30, 2010 there were 366,667 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $3.30 per share. The warrants expire May 31, 2011.

NOTE 5 – INCOME TAXES

The Company’s 2007 and 2008 employment tax returns are currently under examination by the IRS. The IRS has proposed adjustments and the Company is defending its positions. Even though the Company feels its positions are reasonable, it made a provision for a potential settlement in the 2009 financial statements. The tax refund receivable shown in the December 31, 2009 balance sheet has been forfeited in settlement of income tax adjustments arising from an  IRS examination of the 2007 and 2008 income tax returns. A provision for potential settlement of the employment tax audit remains.

The difference between the combined Federal and state statutory rate and the effective rate for the six months ended June 30, 2010 relates to the forfeiture of the Company’s tax refund receivable.

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

Comprehensive income consisted of the following for the three months and six months ended June 30, 2010 and 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income (loss)	$222,717	$179,951	$(98,045)	$125,582
Foreign currency translation adjustment	(188)	9,108	(118)	6,798
Unrealized gain (loss) on available for sale securities	(20,532)	11,722	(12,252)	3,667
Comprehensive income (loss)	$201,997	$200,781	$(110,415)	$136,047

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

Additionally, the Company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the Company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010 and the Company is awaiting final settlement documents. The Company maintains the defendant has not complied with terms of the settlement agreement to date, and the Company anticipates filing a breach of contract claim in state court.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 7, 2010 IMS repurchased 44,000 shares of common stock at $4.50 per share using restricted cash of $198,000, thereby releasing $198,000 of the common stock guarantee.

On July 12, 2010, the independent directors and the corporate secretary were each issued 8,000 shares of IMS common stock as part of their directors’ compensation. The value of the stock was $43,680.

On July 13, 2010, IMS issued 25,000 shares of IMS stock to a consulting firm. The fair value of the stock was $23,500.

On July 15, 2010, IMS repurchased 1,667 shares of common stock at $3.00 per share, thereby releasing $5,000 of common stock guarantee.

In accordance with a stock buyback plan originally approved by the Board of Directors in 2005 and reconfirmed on October 29, 2009, between July 6 and July 31, 2010, the Company purchased 10,600 shares at a cost of $11,952. The shares were placed in Treasury.

On August 9, 2010, IMS granted 25,000 shares of IMS stock to a consulting firm. The fair value of the stock was $31,000. These shares have not yet been issued.

On August 9, 2010, IMS repurchased 8,334 shares of common stock at $3.00 per share using $25,000 of Trade dollars (earned trade account receivable), thereby releasing $25,000 of the common stock guarantee.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance.  These statements can generally be identified by the use of terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” “will” or the negative of these terms or other similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual events or results may differ materially.  We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

HIGHLIGHTS

During the three months ended June 30, 2010, International Monetary Systems (IMS) rebounded from a slow first quarter and continued to realize the benefits of the substantial reductions in overhead that the Company had worked so hard to achieve over the past year. Some highlights are:

•	Revenue increased 1.7% compared to the second quarter of 2009.

•	Employee costs were reduced by approximately $112,000 or 5.8% compared to the second quarter of 2009.

•	Total liabilities were reduced by more than $600,000 since December 31, 2009.

•	EBITDA hit a new quarterly record of $840,859, compared to $703,715 for the second quarter of 2009.

CURRENT QUARTER

During the quarter ended June 30, 2010 International Monetary Systems generated gross revenues of $3,541,872, an increase of $60,053 or 1.7%, compared to the second quarter of 2009. Much of this increase is due to a large transaction in our media/corporate barter division which generated significant trade dollar revenue. We are working to grow this division and anticipate that it will provide more of these types of transactions in the future.
Operating expenses in the quarter were $3,105,110, a decrease $85,828 or 2.7% compared to the second quarter of 2009. All major expense categories showed reductions compared to the second quarter of 2009. The largest decreases are primarily due to efficiencies realized in personnel and occupancy costs.

The combination of revenue increase and expense controls resulted in a net operating profit of $436,762 for the quarter, compared to a net operating profit of $290,881 in the second quarter of 2009.

After adjusting for interest and income taxes, net income for the current period was $222,717 net income of $179,951 in the second quarter of 2009.

EBITDA - earnings before interest, taxes, depreciation and amortization - for the quarter totaled $840,859 an increase of $137,144 or 19.5% compared to the second of 2009, as follows:

	June 30, 2010	June 30, 2009

Net income (loss)	$222,717	$179,951
Interest expense	51,042	66,932
Income tax expense	163,064	44,119
Depreciation	73,013	76,764
Amortization	331,023	335,949

	$840,859	$703,715

YEAR TO DATE

Revenue for the first six months of 2010 was $6,612,293 a decrease of 3.2% compared to the same period of 2009. This decrease is due to a slower than average first quarter of the year.

Year to date operating expenses were $6,434,735, a decrease of $51,113 or .8% compared to the first six months of 2009. Removing non recurring legal and accounting fees of approximately $250,000, the decrease would have been approximately $300,000 or 4.7%.  The extraordinary professional fees resulted primarily from the Company’s involvement in three separate lawsuits, two of which are now settled, and two tax audits, one of which is settled. The largest decreases in other categories versus 2009 are primarily due to efficiencies realized in personnel and occupancy costs.

EBITDA - earnings before interest, taxes, depreciation and amortization - for the six months ended June 30, 2010 totaled $988,537, a decrease of 15.7% compared to the $1,172,976 reported for the first two quarters of 2009, as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009

Net income (loss)	$(98,045)	$125,582
Interest expense	101,903	124,990
Income tax expense	173,799	97,119
Depreciation	145,888	153,388
Amortization	664,992	671,897

	$988,537	$1,172,976

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On June 30, 2010, current assets were $2,636,657, and current liabilities were $2,326,400, resulting in a working capital surplus of $310,257.

At the end of the second quarter of 2010, the Company's unrestricted cash balance was $560,215, compared to $894,396 on December 31, 2009.

During the third quarter of 2010, several purchase notes will be paid in full, which frees cash flow of approximately $16,000 per month. Additionally, another purchase note requiring payments of approximately $9,000 per month will be paid in full in December, 2010.

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

In 2002 the Company adopted FASB ASC 350, relative to goodwill and other intangibles, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. There was no impairment of goodwill or membership lists in the first six months of 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Members of our management, including Donald F. Mardak, our Chief Executive Officer, and David A. Powell, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2010, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  Based on management’s assessment and those criteria, management believes that the internal controls over financial reporting, including disclosure controls and procedures, as of June 30, 2010, were effective.

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

Additionally, the Company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the Company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010 and the Company is awaiting final settlement documents. The Company maintains the defendant has not complied with terms of the settlement agreement to date, and the Company anticipates filing a breach of contract claim in state court.

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

On July 7, 2010 IMS repurchased 44,000 shares of common stock at $4.50 per share using restricted cash of $198,000, thereby releasing $198,000 of the common stock guarantee. The transaction was exempt from registration under the Securities Act of 1934 in reliance on an exemption provided by Section 4(2) of that act.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the Board of Directors in 2005 and reconfirmed on October 29, 2009, from December 1 to December 31, 2009, the Company purchased 30,000 shares for a total cost of $23,933. The stock was placed into treasury. From January 1, 2010 through June 30, 2010, the Company purchased 23,789 shares for a total cost of $19,928. The stock was placed into treasury. The transactions were exempt from registration under the Securities Act of 1934 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.        Defaults Upon Senior Securities – None

Item 4.        Submission of Matters to a Vote of Security Holders

On June 17, 2010, the annual meeting of the shareholders was held.
8,236,926 shares of 10,436,800 outstanding voted.

LBB & Associates LTD., LLP was ratified as the company’s audit firm for the coming year.

John Strabley, Jerry Van Dyn Hoven and Stephen Webster were elected to three year terms as directors.

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

A Form 8-K was filed on June 11, 2010 announcing that David A Powell had been appointed as the Company’s Treasurer and Chief Financial Officer.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Monetary Systems, Ltd. (Registrant)

/s/ Donald F. Mardak
Donald F. Mardak, President
(Principal Executive Officer)

August 10, 2010

/s/ David A. Powell
David A. Powell, CFO
(Principal Accounting and Financial Officer)

August 10, 2010