Form 10-Q
period 2010-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2010-11-12
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock, $.0001 par value, outstanding as of  November 5, 2010, was 10,544,800.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(UNAUDITED)

ASSETS
Current assets
Cash	$545,427	$894,396
Restricted cash	124,293	149,682
Marketable securities	139,368	115,110
Accounts receivable, net	939,612	1,201,403
Refundable income taxes	--	133,000
Earned trade account	723,482	33,561
Prepaid expenses	311,382	103,027

Total current assets	2,783,564	2,630,179

Property and equipment, net	711,424	921,473

Other assets

Membership lists, net	7,157,247	8,153,093
Goodwill	3,435,479	3,435,479
Assets held for investment	99,298	99,298
Investment in real estate	26,000	26,000
Cash surrender value	53,234	49,361

Total other assets	10,771,258	11,763,231

Total assets	$14,266,246	$15,314,883

Continued

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
Continued

	September 30, 2010	December 31, 2009
	(UNAUDITED)
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$670,938	$867,469
Income taxes payable	483,329	422,995
Credit lines	234,984	246,385
Current portion of notes payable	67,108	236,997
Current portion of convertible notes payable	200,464	299,226
Current portion of common stock subject to guarantee	640,000	706,500
Current portion of convertible notes payable, related parties	100,000	50,000

Total current liabilities	2,396,823	2,829,572

Long-term liabilities
Notes payable, less current portion	360,000	100,000
Convertible notes payable, less current portion	1, 151,698	1,423,445
Common stock subject to guarantee, less current portion	396,000	620,000
Convertible notes payable, related parties, less current portion	20,000	50,000
Deferred compensation	286,250	275,000
Deferred income taxes	1,418,936	1,679,565

Total long-term liabilities	3,632,884	4,148,010

Total liabilities	6,029,707	6,977,582

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value
20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000
authorized 10,544,800 and 10,343,467
issued and outstanding September 30, 2010
and December 31, 2009 respectively	1,053	1,030
Paid in capital	13,324,932	12,772,904
Treasury stock, 851,050 and 646,095
shares, respectively	(2,951,496)	(2,428,422)
Accumulated other comprehensive loss	(4,632)	(10,581)
Accumulated deficit	(2,133,318)	(1,997,630)

Total stockholders’ equity	8,236,539	8,337,301

Total liabilities and stockholders’ equity	$14,266,246	$15,314,883

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Gross revenue	$3,760,487	$3,714,447	$10,868,980	$10,925,781

Cost of revenues	244,758	187,655	741,136	565,946

Gross profit	3,515,729	3,526,792	10,127,844	10,359,835

Operating Expenses

Employee costs	1,918,628	1,773,103	5,660,553	5,758,093
General and administrative	624,857	431,632	1,821,018	1,282,224
Occupancy	293,682	287,037	837,110	908,189
Selling	73,449	286,311	215,477	490,140
Depreciation	76,811	55,095	222,837	208,483
Amortization	331,024	335,948	996,016	1,007,845

Total operating expenses	3,318,451	3,169,126	9,753,011	9,654,974

Income from operations	197,278	357,666	374,833	704,861

Other income (expense)
Interest income	62	83	161	579
Loss on disposal of assets	(2,274)	-	(2,274)	-
Interest expense	(52,272)	(55,345)	(154,173)	(180,335)

Total other income (expense)	(54,484)	(55,262)	(156,286)	(179,756)

Income before income taxes	142,794	302,404	218,547	525,105
Income tax expense	(180,436)	(88,224)	(354,235)	(185,343)

Net income (loss)	$(37,642)	$214,180	$(135,688)	$339,762

Net income (loss) per
common share – basic	$(0.00)	$0.02	$(0.01)	$0.03
– dilutive	$(0.00)	$0.02	$(0.01)	$0.03
Weighted average common
shares outstanding – basic	10,529,191	9,715,606	10,434,718	9,740,880
– dilutive	10,529,191	9,715,606	10,434,718	9,740,880

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(135,688)	$339,762
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,218,853	1,216,328
Stock issued for services	150,582	58,967
Bad debt expense	58,772	-
Deferred compensation	11,250	11,250
Loss on disposal of assets	2,274	-
Changes in assets and liabilities
Accounts receivable	203,019	263,360
Earned trade account	(689,921)	(167,846)
Tax refund receivable	133,000	(84,500)
Deferred tax benefit	-	75,000
Inventory	-	33,839
Prepaid expenses	(139,675)	(109,618)
Accounts payable and accrued expenses	(136,197)	435,870
Deferred tax liability	(260,629)	(286,000)
Trade payable	-	(321,476)

Net cash provided by operating activities	415,640	1,464,936

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	25,389	(360,324)
Capital expenditures	(15,232)	(106,262)
(Increase) in marketable securities	(21,553)	(6,750)
(Increase) in cash surrender value	(3,873)	(4,200)

Net cash used by investing activities	(15,269)	(477,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit lines and notes payable		25,092
Proceeds from convertible notes payable, related parties	20,000	100,000
Payments on credit lines	(11,401)	(76,970)
Payments on notes payable	(209,889)	(739,677)
Payments on convertible notes payable	(70,509)
Purchase of treasury stock	(480,785)	(46,203)

Net cash used by financing activities	(752,584)	(737,758)

Foreign currency translation adjustment	3,244	15,338

Net increase (decrease) in cash	(348,969)	264,980

Cash at beginning of period	894,396	279,227

Cash at end of period	$545,427	$544,207

Continued

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Nine Months Ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$135,741	$180,335
Cash paid for income taxes	$422,761	$9,093

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Unrealized net gain (loss) on equity investments	$2,705	$17,441

Release of stock guarantees	$440,500	$766,351

Treasury stock acquired with long-term debt	$-	$300,000

Common stock issued for prepaid services	$68,680	-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's 10-K for the year ended December 31, 2009, filed on April 2, 2010, should be read in conjunction with this report.

Revenue Sources and Cost of Revenue

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

Occasionally, the company sells IMS trade dollars for US dollars. The cash received in these sales are included in gross revenue and the carrying value of the trade dollars sold is shown as cost of revenues.

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2010, the Company has cash in excess of FDIC insurance of $277,455. No losses have been incurred related to this credit risk exposure.

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

On June 10, 2010 the Company issued a note payable to an officer and shareholder in the amount of $20,000. It is due June 10, 2012 and requires quarterly interest payments at 8%. At the option of the officer, the note may be converted to 23,256 shares of the Company’s common stock at a fixed rate of $.86 per share, the price on the origination date of the note.

The Company’s indebtedness as of September 30, 2010 includes the following:

Lines of credit payable to financial institutions, due in 2010 and 2011	$234,984
Convertible notes payable to related parties, $0 due in 2010	120,000
Notes payable to third parties, $27,108 due in 2010	427,108
Convertible notes payable, fixed conversion terms, $25,948 matures in 2010	1, 352,162
Total indebtedness	2,134,254
Less current maturities	(602,556)
Long term debt, net of current maturities	$1,531,698

Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $400,000 as of September 30, 2010, which may be drawn as needed.

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

The Company’s obligation under common stock price guarantees as of September 30, 2010 totaled $1,036,000, of which $640,000 is classified as current based on the scheduled redemption allowances as provided for in the underlying agreements. Additionally, $816,000 of the total and $480,000 of the current portion are payable to a director of the company.

NOTE 4 – EQUITY

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date. During the first nine months of 2010, there were no outstanding options.

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

On July 13, 2010, IMS issued 25,000 shares of IMS stock to a consulting firm. The fair value of the stock was $23,250.

On July 16, 2010, IMS issued 10,000 shares of IMS stock to a consulting firm. The fair value of the stock was $8,500.

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

From May 15, 2010 through September 15, 2010, IMS repurchased 8,333 shares of common stock at $3.00 per share, thereby releasing $25,000 of common stock guarantee.

On July 7, 2010 IMS repurchased 44,000 shares of common stock at $4.50 per share using restricted cash of $198,000, thereby releasing $198,000 of the common stock guarantee.

On August 9, 2010, IMS repurchased 8,334 shares of common stock at $3.00 per share using $25,000 of Trade dollars (earned trade account receivable), thereby releasing $25,000 of the common stock guarantee.

Additionally, from January 1, 2010 through September 30, 2010, the Company purchased 41,789 common shares in the open market for a total cost of $40,285. The stock was placed into treasury in accordance with a stock buyback plan originally approved by the board of directors in 2005 and reconfirmed on October 29, 2009.

In September, 2010, the company received 79,164 shares of common stock with a value of $67,289 in settlement of a lawsuit.  The shares were placed in treasury.

Proposed Sale of Stock

On June 30, 2010, the company filed an S-1 Registration Statement with the SEC for the purpose of raising capital through a sale of equity units. Each unit will consist of one share of preferred stock and 10 warrants to buy a share of common stock for a to-be- determined price per share. The SEC has responded requesting modifications and more information. The company and its advisors are in the process of revising the filing to address the comments and expect to re-file by November 15.

 Stock Warrants

As of September 30, 2010 there were 366,667 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $3.30 per share. The warrants expire May 31, 2011. No warrants were issued in the current year.

NOTE 5 – INCOME TAXES

The examination of the Company’s 2007 and 2008 employment tax returns has been completed by the IRS and a settlement agreed to during the quarter ended September 30, 2010. The tax refund receivable of $133,000 shown in the December 31, 2009 balance sheet has been forfeited in settlement of income tax adjustments arising from an IRS examination of the 2007 and 2008 income tax returns. Furthermore, the Company recorded a provision of approximately $126,000 in settlement of the IRS examination of employment taxes.

The difference between the combined Federal and state statutory rate and the effective rate for the nine months ended September 30, 2010 relates to the forfeiture of the Company’s tax refund receivable and settlement of the employment tax exam.

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

Comprehensive income consisted of the following for the three months and nine months ended September 30, 2010 and 2009:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net income (loss)	$(37,642)	$214,180	$(135,688)	$339,762
Foreign currency translation adjustment	3,362	8,540	3,244	15,338
Unrealized gain (loss) on available for sale securities	14,957	13,774	2,705	17,441
Comprehensive income (loss)	$(19,323)	$236,494	$(129,739)	$372,541

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

The Company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the Company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010. The main points of the settlement have been fulfilled. 79,164 shares of company stock held by the defendant were returned to the company. The stock was placed into Treasury.

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

In September, 2010, the Company settled a suit in which it was plaintiff in a legal action filed in a state court alleging breach of non-compete agreement and unfair business practices against a former employee of a trade exchange previously purchased.

NOTE 8 – SUBSEQUENT EVENTS

On October 15, 2010, IMS repurchased 1,667 shares of common stock at $3.00 per share, thereby releasing $5,000 of common stock guarantee.

On November 5, 2010, the Company reached agreement to amend and renew two notes totaling $300,000. The original notes called for principal payments totaling $120,000 in January, 2011. Those payments are now due in January, 2012.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

During the three months ended September 30, 2010, International Monetary Systems (IMS) rebounded from a slow first quarter and continued to realize the benefits of the substantial reductions in overhead that the Company had worked so hard to achieve over the past year. Some highlights are:

▪	Revenue increased 1.2% compared to the third quarter of 2009.

▪	Year to date employee costs were reduced by 1.7% compared to the first nine months of 2009.

▪	Total liabilities have been reduced by more than $900,000 since December 31, 2009.

▪	Non-recurring legal fees and income tax settlement expense approximated $485,000 for the nine months ended September 30, 2010.

CURRENT QUARTER

During the quarter ended September 30, 2010 International Monetary Systems generated gross revenues of $3,760,487, an increase of $46,040 or 1.2%, compared to the third quarter of 2009. Much of this increase is due to a large transaction in our media/corporate barter division which generated approximately $240,000 in trade dollar revenue. We are working to grow this division and anticipate that it will provide more of these types of transactions in the future.

Operating expenses in the quarter were $3,318,451, an increase $149,325 or 4.7% compared to the third quarter of 2009. This increase is primarily due to increased legal and investor relations costs.

The net operating profit was $197,278 for the quarter, compared to a net operating profit of $357,666 in the third quarter of 2009.

 The difference between the combined Federal and state statutory rate and the effective rate for the three months ended September 30, 2010 relates to the settlement of the employment tax exam of $126,000.

After adjusting for interest and income taxes, there was a net loss for the current period of $37,642 compared to net income of $214,180 in the third quarter of 2009.

EBITDA - earnings before interest, taxes, depreciation and amortization - for the quarters ended September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009

Net income (loss)	$(37,642)	$214,180
Interest expense	52,272	55,345
Income tax expense	180,436	88,224
Depreciation	76,811	55,095
Amortization	331,024	335,948

	$602,901	$748,792

YEAR TO DATE

Revenue for the first nine months of 2010 was $10,868,980 a decrease of .5% compared to the same period of 2009. This decrease is due to a slower than average first quarter of the year.

The difference between the combined Federal and state statutory rate and the effective rate for the nine months ended September 30, 2010 relates to the forfeiture of the Company’s tax refund receivable and settlement of the employment tax exam of $133,000 and $126,000 respectively.

Year to date operating expenses were $9,753,011, an increase of $98,037 or 1.0% compared to the first nine months of 2009. Removing non recurring legal and accounting fees of approximately $400,000, would have resulted in a decrease of approximately $300,000 or 3.1%.  The extraordinary professional fees resulted primarily from the Company’s involvement in three separate lawsuits, two of which are now settled, and two tax audits, both of which are settled. The largest decreases in other categories versus 2009 are primarily due to efficiencies realized in personnel and selling costs.

EBITDA - earnings before interest, taxes, depreciation and amortization - for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended
	September 30, 2010	September 30, 2009

Net income (loss)	$(135,688)	$339,762
Interest expense	154,173	180,335
Income tax expense	354,235	185,343
Depreciation	222,837	208,483
Amortization	996,016	1,007,845

	$1,591,573	$1,921,768

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On September 30, 2010, current assets were $2,783,564 and current liabilities were $2,396,823, resulting in a working capital surplus of $386,741.

At the end of the third quarter of 2010, the Company's unrestricted cash balance was $545,427, compared to $894,396 on December 31, 2009.

During the third quarter of 2010, several purchase notes were paid in full, which frees cash flow of approximately $16,000 per month. Also, another purchase note requiring payments of approximately $9,000 per month will be paid in full in December, 2010.  The Company’s Chicago office will be moved in January, 2011 resulting in a savings of approximately $20,000 per month.

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

In 2002 the Company adopted FASB ASC 350, relative to goodwill and other intangibles, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. It is the company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first nine months of 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Members of our management, including Donald F. Mardak, our Chief Executive Officer, and David A. Powell, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2010, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. Based on management’s assessment and those criteria, management believes that the internal controls over financial reporting, including disclosure controls and procedures, as of September 30, 2010, were effective.

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

The Company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the Company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010. The main points of the settlement have been fulfilled. 79,164 shares of company stock held by the defendant were returned to the company. The stock was placed into Treasury.

In September, 2010, the Company settled a suit in which it was plaintiff in a legal action filed in a state court alleging breach of non-compete agreement and unfair business practices against a former employee of a trade exchange previously purchased

There are no other material legal actions pending against the Company.

Item 1A.     Risk Factors – Not applicable for Smaller Reporting Companies.

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

Share Buyback Program

In accordance with a stock buyback plan originally approved by the Board of Directors in 2005 and reconfirmed on October 29, 2009, from December 1 to December 31, 2009, the Company purchased 30,000 shares for a total cost of $23,933. The stock was placed into treasury. From January 1, 2010 through September 30, 2010, the Company purchased 41,789 shares for a total cost of $40,285. The stock was placed into treasury. The transactions were exempt from registration under the Securities Act of 1934 in reliance on an exemption provided by Section 4(2) of that act.

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

Item 5.        Other Information

 In the 10-K filed April 2, 2010 the company disclosed that a number of form 4s had been filed late. Additionally, a director of the company has not filed form 4s for any stock acquired by him. The company is working with the director to complete the required filings.

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

November 10, 2010

/s/ David A. Powell
David A. Powell, CFO
(Principal Accounting and Financial Officer)

November 10, 2010