Form 10-K
period 2010-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2011-03-11
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

As of March 1, 2011 the Registrant had issued and outstanding 10,544,800 shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2010 (the last business day of our most recently completed second quarter) was $5,313,983 using the ask price on June 30, 2010.

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

As compensation for providing its services, the trade exchange generally charges a one-time membership fee, monthly maintenance fees and/or a percentage of the price of each transaction (usually 10% to 15%). These fees are typically paid by the member to the trade exchange in cash and trade dollars.

Barter transactions which represent sales revenue are taxable as ordinary income to the recipient of the trade dollars in the conventional dollar amount of the trade dollars received, and conversely are deductible as ordinary expense by a purchaser in the conventional dollar amount of the trade dollars paid. Members' barter sales are reportable by the trade exchange to the Internal Revenue Service on Form 1099-B.

Advantages and Disadvantages

Barter offers a number of advantages to those who utilize it. A principle advantage to trade exchange members is referred to as "barter leverage". This refers to the fact that the typical barter exchange member is purchasing a product or service in exchange for its own product or service. Consequently, each purchase results in a potential  sale. And since the actual cash cost of producing the product or service is typically less than its retail sale price, a person utilizing barter is actually purchasing for a real cash cost that is only a fraction of the price of the product or service purchased. In effect, the barter exchange member buys at wholesale, but sells its own goods or services at retail. Frequently, the member will charge a higher price for barter than for cash to cover the charges due to the trade exchange. However, the benefit to the person bartering for the product or service is still significant as a result of the purchase being accomplished through barter.

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

The IMS Barter Network

As a leader in the barter industry, IMS has created a network of more than 15,000 barter clients who trade their goods and services with each other. Through their participation in our barter program, these companies and individuals are provided with an effective revenue management tool which enables them to identify and capture incremental income, move surplus inventories and profitably capitalize on their excess capacity. IMS functions as a third-party record keeper - a status granted by the Internal Revenue Service - and also manages the barter system.

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

The IMS barter system began operations in July of 1985 and has had a record of consistent and steady growth, both organic and through acquisitions of other barter networks. During the past decade, we have acquired twenty two independent trade exchange operations. We believe that the barter industry, much like the banking industry, is ready for a period of substantial consolidation and, therefore, we intend to continue acquiring strategically located trade exchanges that will enable us to achieve and maintain a dominant market position. A dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

Other Related Businesses

In addition to expanding our IMS barter operations, we will consider acquiring other related businesses that synergize with and enhance the barter network.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 - DESCRIPTION OF PROPERTY

Our Company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC, a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of IMSL. Rent and other terms of our lease, which expires September 30, 2013, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area.

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

The Company also leases the following office spaces:

Location	Sq. Ft.
1545 University Avenue, Green Bay, WI	400
5350 Commerce Blvd., Rohnert Park, CA	2,800
8938 Cotter Street, Lewis Center, OH	6,840
1317 Oakdale Road, Modesto, CA	1,000
7429 East Brainard Rd, Chattanooga, TN	1.230
103 East Main Street, Plainview, CT	7,600
6402 McLeod Drive, Las Vegas, NV	833
7670 Wolff Court, Westminster, CO	1,896
7449 North Natchez Ave., Niles, IL	7,000
438 S. Greenwood, Wichita, KS	1,200
3418 Frankfort Ave, Louisville, KY	250
1751 2nd Avenue, New York, NY	1,400
One Edgewood Drive, Norwood, MA	1,910
3100 Steeles Avenue West, Concord, Ontario, Canada	826

The leases on all other properties aside from the New Berlin, Wisconsin facility and the office in Rochester, NY, are from unaffiliated parties and are each on a month-to-month basis or a lease of less than 4 years. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location.

The lease for the Niles, IL location expired in December, 2010. In January, 2011, the Company relocated the office to another facility in Niles, IL which is approximately 7,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

In December 2010, International Monetary Systems, Ltd. reached a settlement agreement with its former Chief Financial Officer regarding his employment contract with the Company. The settlement agreement required a lump sum payment of $100,000 in December, 2010 and monthly installment payments of $20,000 from February through December, 2011.

A suit in federal district court by a former employee alleging harassment was withdrawn by the plaintiff in February, 2010.

During 2010, the Company was plaintiff in a suit filed in April, 2009, in Federal court, against the former owner of a trade exchange the Company purchased in 2005, and several former employees, alleging unfair business practices and theft of trade secrets. A settlement agreement was reached in this suit in March, 2010, and the final settlement consummated with the return of 79,164 shares of company stock.

The Company was also plaintiff in a legal action filed in a state court alleging breach of non-compete agreement and unfair business practices against a former employee of a trade exchange previously purchased. A settlement agreement was reached in September, 2010 under which the employee is no longer employed in the barter industry in the market in question.

There are no other material legal actions pending against the Company.

ITEM 4 – RESCINDED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were no sales of unregistered securities during 2010.

Trading information for the last two fiscal years:

	High	Low
Fiscal 2010

First quarter ended March 31, 2010	$0.85	$0.75
Second quarter ended June 30, 2010	$1.80	$0.56
Third quarter ended September 30, 2010	$1.30	$0.72
Fourth quarter ended December 31, 2010	$0.99	$0.61

Fiscal 2009

First quarter ended March 31, 2009	$0.48	$0.42
Second quarter ended June 30, 2009	$0.84	$0.78
Third quarter ended September 30, 2009	$0.45	$0.45
Fourth quarter ended December 31, 2009	$0.81	$0.75

As of December 31, 2010, the approximate number of holders of record of our Common Stock was 700.

The Company has declared no dividends.

ITEM 6 – SELECTED FINANCIAL DATA - Not applicable to smaller reporting companies.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements.  These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance.  These statements can generally be identified by the use of terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” “will” or the negative of these terms or other similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual events or results may differ materially.  We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

2010 was a year of transition and litigation for International Monetary Systems. The Company spent a good deal of time and resources settling litigation and tax examinations, while streamlining operations and strengthening controls.

Following are some of the highlights of 2010:

Return to Shareholders

●	During the year 198,790 shares of the Company’s outstanding common stock were repurchased into treasury. This represents approximately 1.8% of the outstanding shares of the Company.

●	The Company’s stock generally traded in a higher range in 2010 than in 2009.

Operations

●
 In 2010, there was a loss from operations of $333,620, compared to income of $539,305 last year. The 2010 loss included approximately $182,000 in legal fees and a charge of $220,000 related to settlement of an employment contract. Also incurred were approximately $316,000 of other professional fees that are not expected to recur. Adjusted for these non-recurring expenses, net operating income was approximately $385,000.

●
International Monetary Systems, Ltd. had EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,297,547 or approximately $.12 per share. Exclusive of the non-recurring items noted above, EBITDA would be approximately $2,016,000 in 2010.

●	Cash flow from operations totaled approximately $960,000 or $.09 per share.

●	Total liabilities were reduced by $1,161,468 during the year.

●	Corporate finance, accounting, and human resources were relocated to the corporate headquarters in Milwaukee, WI from offices in northern California, resulting in increased operating efficiencies and lower administrative costs.

●	In August 2010, the Company implemented its new TNT barter software, which allows for enhanced sales, operations and reporting.

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

Cash Flows from Operations

Net cash flows from operations totaled $960,630 in 2010 compared to $2,155,283 in 2009.

EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA was $1,297,547 in 2010 versus $2,252,138 in 2009.

Adjustments to reconcile GAAP Net Income (Loss) to EBITDA
	2010	2009
Net income (loss)	$(490,133)	$206,817
Interest expense	200,642	228,936
Taxes	(42,118)	104,206
Depreciation & amortization	1,629,156	1,631,809
Impairment	-	80,370
Total EBITDA	$1,297,547	$2,252,138

Excluding the legal and settlement expenses described above, EBITDA would be approximately $2,016,000 in 2010.

Revenue

During the year ended December 31, 2010, IMS processed more than $106 million in trade sales transactions, generating gross revenue of $13,704,307 compared to $13,968,152 in 2009. The 1.9 % decrease is primarily due an increase of $261,000 in trade dollar sales discounts, which offset revenue from several large transactions in the corporate barter division.

Occasionally, the Company sells IMS trade dollars for cash. Additional barter income arising from several large transactions in our corporate division made more trade dollars available to the Company in 2010. The Company converted these trade dollars to cash via sales to employees, directors and others at a discount, and payment of bonuses to employees in trade dollars.

Operating Expenses

Total other operating expenses increased from $13,428,847 in 2009 to $14,037,927 in 2010, an increase attributable to approximately $498,000 of non-recurring professional fees associated with settling litigation, tax audits and abandonment of a secondary stock offering, and $220,000 of settlement expense. We continue to see savings from the continuation of a cost containment and realignment exercise where redundant costs in acquired markets were eliminated and the Company’s outside sales force was restructured and reduced.

Employee costs increased 2.9% from $7,727,461 in 2009 to $7,949,398 in 2010, due to a new tele-selling program and the discontinuance of the temporary wage reduction for senior management and several key employees.

Occupancy expenses, included in selling, general and administrative costs, decreased from $1,208,104 to $1,128,590, or 6.6%, due to consolidation of some offices and relocation to smaller offices for others.

Selling expense decreased slightly from $665,394 in 2009 to $589,567 in 2010, due to less national advertising for brand awareness.

In 2010, other general and administrative expenses increased from $2,041,020 to $2,741,216, due to the non-recurring professional fees and legal settlement expenses described above.

FINANCIAL CONDITION

LIQUIDITY, COMMITMENTS FOR CAPITAL RESOURCES, AND SOURCES OF FUNDS

At December 31, 2010, the Company had net working capital of $149,378.

In 2010, IMS experienced positive cash flows from operations of approximately $960,000. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges. We believe that cash from operations will be adequate to provide for our continuing liquidity needs.

The Company continues to generate cash from operations sufficient to meet its debt retirement obligations. During the third quarter of 2010, several purchase notes were paid in full, which frees cash flow of approximately $16,000 per month. Also, another purchase note requiring payments of approximately $9,000 per month was paid in full in December 2010.  Several of the Company’s offices, notably the Chicago office, will be moved in early 2011 resulting in an estimated savings of approximately $21,000 per month.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months. Additionally, the Company has lines of credit with various financial institutions with unused borrowing capacity totaling approximately $400,000 which may be drawn as needed.

FUTURE PLANS

On February 28, 2011, the Company purchased the assets of a small trade exchange in Peterborough Ontario. The Company is not currently obligated to purchase any other trade exchange or business. However, we will continue to seek opportunities to acquire additional quality exchanges in the future.

BOARD OF DIRECTORS

The Compensation Committee of the board of directors as of December 31, 2010, are Wayne Dalin, Thomas Delacy, Wayne Emmer, Donald Mardak and Gerald Van Dyn Hoven.

The Audit Committee members are Wayne Dalin, Thomas Delacy, Wayne Emmer, and Gerald Van Dyn Hoven.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, consideration of impairment of intangible assets and income taxes, as more fully described in Note 1 to the financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or other relationships with unconsolidated entities.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to small reporting companies.

ITEM 8 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of LBB &Associates Ltd., LLP and Webb & Company, P. A., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-29.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April, 2010, Webb and Company, P.A. resigned due to the expiration of the partner’s 5 year term on the engagement and the absence of a replacement partner. LBB & Associates Ltd., LLP was engaged as the Company’s independent auditors soon thereafter.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Based on management’s assessment and those criteria, management believes that the internal controls relative to financial reporting as of December 31, 2010, were effective with regards to IT access controls over the accounting applications.

Management’s internal control report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit small reporting companies to provide only management’s report.

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

ITEM 9B – OTHER INFORMATION

No items noted.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they hold with IMSL.

Name	Age	Position
Donald F. Mardak	74	Principal Executive Officer, President and Director
John E. Strabley	47	Executive Vice President and Director
Dale L. Mardak	50	Senior Vice President and Director
David A. Powell	52	Chief Financial Officer, Principal Financial and Accounting Officer, and Treasurer
Patricia A. Katisch	65	Corporate Secretary
Wayne Emmer	56	Director
Gerald Van Dyn Hoven	54	Director
Thomas Delacy	46	Director
Wayne Dalin	66	Director
Stephen Webster	66	Director

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

David A. Powell was appointed as the Company’s interim Chief Financial Officer on April 1, 2010, with the interim title removed in May, 2010. He is a Certified Public Accountant with 10+ years experience in public accounting and more than 15 years private industry experience, holding a variety of senior financial positions with a number of companies. Prior to joining IMS, he has served as finance and operations manager for the insurance subsidiaries of US Bancorp for 12 years, and most recently spent several  years as corporate controller for a number of  privately held companies. Since joining IMS in July, 2009, he has been involved in tax compliance, risk management, and accounting and financial reporting.

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

Relationships

Donald F. and Judy E. Mardak are husband and wife. John E. Strabley is their son-in-law, and Dale L. Mardak is their son. Kimberly A. Strabley, the daughter of Donald F. and Judy E. Mardak and the wife of John E. Strabley, is also employed as IMS travel director and reciprocal accounts manager.

Directors

All of our directors are serving three-year terms. Messrs. Van Dyn Hoven, Strabley and Webster serve a three-year term expiring at the 2013 annual meeting of shareholders. Mr. Donald F. Mardak, Messrs. Emmer and Dalin are serving three-year terms expiring at the 2011 annual meeting of shareholders. And Messrs. Delacy and Dale L. Mardak serve a three-year term expiring at the 2012 annual meeting of shareholders.

Director's Compensation

In 2010 we paid our outside directors cash of $200 to $500 per board meeting, an annual fee of 8,000 shares of IMS stock, and 2,000 trade dollars. Our Named Executive Officers or other employees are not compensated additionally as board members. No stock options have been issued to our outside directors.

During 2010 we issued an aggregate of 48,000 shares of our common stock valued at $43,680 to Messrs. Gerald Van Dyn Hoven, Wayne Emmer, Thomas Delacy, Wayne Dalin, Stephen Webster and Patricia Katisch as compensation for their services.

Additionally, beginning July 1, 2010, Mr. Dalin receives a monthly fee of $1,000 for serving as chairman of the audit committee.

The table below summarizes the total compensation paid by us to our outside directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid In Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Wayne Dalin	$7,350	$7,280	$-	$-	$-	$3,000	$17,630
Thomas Delacy	$800	$7,280	$-	$-	$-	$2,000	$10,080
Wayne Emmer	$1,000	$7,280	$-	$-	$-	$2,000	$10,280
Patricia Katisch	$1,600	$7,280	$-	$-	$-	$2,000	$10,880
Gerald Van Dyn Hoven	$1,600	$7,280	$-	$-	$-	$2,000	$10,880
Stephen Webster	$800	$7,280	$-	$-	$-	$2,000	$10,080

(1) For all directors, this is the fair value of the 8,000 shares of stock issued, at the date of issue.

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

One independent director, Wayne Emmer, filed a late report, which showed 9 transactions not reported timely.

ITEM 11 - EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to or accrued by our principal executive officer and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2010, for the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Pension Value and Nonqualified Deferred Compensation Earnings	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total
Donald F. Mardak, Principal Executive Officer & President	2010	230,000	2,500	--	--	--	--	18,323	250,823
	2009	203,166	--	--	--	--	--	14,337	217,503
John E. Strabley, Executive Vice President & Director	2010	175,121	2,500					18,687	196,308
	2009	154,583	750	--	--	--	--	6,626	161,959
Dale L. Mardak, Senior Vice President & Director	2010	164,999	2,500					12,564	180,063
	2009	144,888	750					7,287	152,925
David A. Powell, Principal Financial Officer & Treasurer (2)	2010	115,587	2,000	6,316				16,814	140,717
Danny W. Weibling, Principal Financial Officer & Treasurer (3)	2010	53,414	--					103,635	157,049
	2009	167,833	500	--	--	--	--	5,394	173,727

(1) Represents auto allowances and health benefits.
(2) Effective April 1, 2010
(3) On April 1, 2010, Mr. Weibling terminated his employment with the Company.

Employment Agreements

On March 10, 2007, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, then our Principal Financial Officer and John E. Strabley, and Dale L. Mardak our senior vice presidents, for three year terms. On November 20, 2008 the board of directors approved amending the contracts to freeze the compensation schedule at the 2008 salaries, in exchange for which each contract was modified to add one additional year to the original term.

Terms of each were:
●	Automatic renewal clause for additional one-year periods thereafter, unless terminated by either IMSL or the employee..
●	Eighteen month non compete clause
●	Confidentiality of trade secrets clause.
●	An annual auto allowance of $6,000-$18,000, depending on position.
●	Health insurance benefits
●	Stock options at the discretion of the CEO.
●
Change of control provisions. In the event of a merger, acquisition of IMSL or sale of substantially all of its assets, Donald Mardak's contract provided for compensation equal to two years' salary plus a lump sum payment of $400,000, John Strabley's and Dale Mardak's contracts provided for compensation equal to one year's salary plus a lump sum payment of $200,000. David Powell was to receive one year’s salary plus a lump sum payment of $100,000.

On March 31, 2009, each of the above officers agreed to a 10% reduction in salary. The base salaries became $207,000, $171,000, $157,500 and $148,500, respectively. In January, 2010, the salary reduction was rescinded and the salaries were reinstated to the 2008 levels.

On February 28, 2011, the Compensation Committee of the board finalized employment agreements with Donald Mardak, Principal Executive Officer, John Strabley and Dale Mardak, Named Executive Officers, and David Powell, Principal Financial Officer, effective March 1, 2011, as follows:

●	Salaries of $250,000, $192,000, $185,000, and $135,000, respectively, with increases to be determined annually by the board.
●	Bonuses ranging from $6,000 to $30,000, contingent on meeting pre-tax income goals.
●	Stock options at the discretion of the Board of Directors
●	Automatic renewal clause for additional one-year periods thereafter, unless terminated by either IMSL or the employee.
●	Twelve month non-compete clause and confidentiality of trade secrets clause.
●	Annual auto allowances of $6,000-$18,000, depending on position.
●	Health insurance benefits.
●
Donald Mardak, John Strabley, and Dale Mardak will receive severance payments of two years’ salary and lump sum payments of $400,000, $300,000 and $300,000 respectively in the event of involuntary termination.

●
In the event that a new Board of Directors substantially reduces their role in the Company, Donald Mardak, John Strabley and Dale Mardak will receive lump sum payments of $600,000, $400,000 and $400,000 respectively.

●
All agreements contain a change of control provision. In the event of a merger, acquisition of IMSL or sale of substantially all of its assets, Donald Mardak's contract provides for compensation equal to two years' salary plus a lump sum payment of $400,000, John Strabley's and Dale Mardak's contracts provide for compensation equal to two years' salary plus a lump sum payment of $300,000. David Powell will receive one year’s salary plus a lump sum payment of $150,000.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options or stock that had not vested for any of our Named Executive Officers for the fiscal years ended December 31, 2010 and 2009.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information with respect to the beneficial ownership of our common stock, as of December 31, 2010, by:

● each person known by us to beneficially own more than 5% of our common stock;
● each of our directors and our named executive officers; and
● all of our directors and executive officers as a group.

We believe that, subject to applicable community and marital property laws, the beneficial owners of our common stock listed below have sole voting and dispositive power with respect to such shares.

Name of Beneficial Owner	Shares beneficially owned as of December 31, 2010
	Number	Percent
Donald F. Mardak (1)	2,964,000	28.11%
Dale L. Mardak (2)	232,000	2.20%
John E. Strabley (3)	112,667	1.07%
David A. Powell (4)	30,521	0.29%
Stephen Webster	148,001	1.40%
Thomas Delacy	105,334	1.00%
Gerald Van Dyn Hoven	83,667	0.79%
Wayne Emmer	53,334	0.51%
Wayne Dalin	57,577	0.55%
Patricia Katisch	21,334	0.20%
All directors and executive officers as a group (10 persons)	3,808,435	36.12%
Other Beneficial Owners
Robert Libauer	906,502	8.60%
Praetorian Capital Management LLC (5)	1,492,966	14.43%

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

We currently lease our executive offices and principal operating facilities, consisting of 11,000 square feet of space located at 16901 West Glendale Drive, New Berlin, Wisconsin, from Glendale Investments, LLC., a Wisconsin limited liability company owned by Donald F. Mardak, Dale L. Mardak and John E. Strabley, officers and directors of our company, under a triple net lease which commenced in October, 2008 and expires September 30, 2010. For the fiscal year ended December 31, 2010, we made rental payments of $ 101,219 and in the fiscal year ended December 31, 2009, we made rental payments of $91,500 to Glendale Investments, LLC. We believe that the rental payments required and other terms of our lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

We currently lease 3,900 square feet of office space located at 1595 Elmwood Avenue, Rochester, New York, from Stephen Webster, a member of the board of directors of the Company. The triple net lease commenced in February 2007, and expires December 31, 2011. Monthly rental payments are $6,644. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2010 and 2009 were $79,728 each year.

On March 31, 2009, IMS received $50,000 from an officer of the Company in exchange for an interest-only convertible note, at 8% per annum, due July 10, 2010. This note was renewed in July, 2010 and again in January, 2011. It is now due July 2012. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

On March 31, 2009 IMS received $50,000 from a member of the board of directors of the Company in exchange for an interest-only convertible note, at 8% per annum, due March 31, 2011. In January, 2011, this note was renewed through March 31, 2013. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB and Associates Ltd., LLP is serving as our independent registered public accounting firm for the year ended December 31, 2010, while Webb & Company, P.A. served as our independent registered public accounting firm for fiscal year 2009. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2010 and 2009 fiscal years.

	2010	2009
Audit Fees	$43,750	$63,324
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$43,750	$63,324

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2010 and 2009 were pre-approved by the audit committee.

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

* Incorporated by reference to the registration statement of the Company on Form SB-2 File No. 333-94597

** Filed herein

Consolidated financial statements as of December 31, 2010 and 2009 are contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: March 11, 2011	By:	/s/ Donald F. Mardak

Donald F. Mardak, President
(Principal Executive Officer)

Dated: March 11, 2011	By:	/s/ David A. Powell

David A. Powell, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald F. Mardak	Principal Executive Officer,	March 11, 2011
President and Director
Donald F. Mardak

/s/ David A Powell	Principal Financial Officer,	March 11, 2011
Principal Accounting Officer
David A Powell

/s/ Dale L. Mardak	Senior Vice President	March 11, 2011
and Director
Dale L. Mardak

/s/ John E. Strabley	Executive Vice President	March 11 2011
and Director
John E. Strabley

/s/ Thomas E. Delacy	Director	March 11, 2011

Thomas E. Delacy

/s/ Wayne R. Dalin	Director	March 11, 2011

Wayne R. Dalin

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORTS OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRMS
For the Years Ended December 31, 2010 and 2009

INTERNATIONAL MONETARY SYSTEMS, LTD.

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – December 31, 2009 year.	F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-29

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, WI

We have audited the accompanying consolidated balance sheet of International Monetary Systems, Ltd. as of December 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. at December 31, 2010, and the results of its operations and comprehensive income (loss) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP
Houston, Texas
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International Monetary Systems, Ltd. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. and Subsidiaries at December 31, 2009 and the results of its operations and comprehensive income (loss), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P. A.
Boynton Beach, Florida
March 20, 2010

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets
Cash	$804,108	$894,396
Restricted cash	41,829	149,682
Marketable securities	157,014	115,110
Accounts receivable, net	1,075,965	1,201,403
Refundable income taxes	--	133,000
Earned trade account	285,282	33,561
Prepaid expenses	184,513	103,027
Total current assets	2,548,711	2,630,179
Other assets
Property and equipment, net	727,549	921,473
Membership lists, net	6,826,464	8,153,093
Goodwill	3,435,479	3,435,479
Assets held for investment	179,181	174,659
Total non-current assets	11,168,673	12,684,704

Total assets	$13,717,384	$15,314,883
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,294,213	$1,290,464
Credit lines and current portions of long term debt	465,120	782,608
Current portion of common stock subject to guarantee	640,000	706,500
Current portion of convertible notes payable, related parties	--	50,000
Total current liabilities	2,399,333	2,829,572
Long-term liabilities
Long term debt, net of current portion	1,491,377	1,523,445
Common stock subject to guarantee, less current portion	178,500	620,000
Convertible notes payable to related parties, less current portion	120,000	50,000
Deferred compensation	290,000	275,000
Deferred income taxes	1,336,904	1,679,565
Total long-term liabilities	3,416,781	4,148,010
Total liabilities	5,816,114	6,977,582
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized 10,544,800 and 10,343,467 issued and outstanding December 31, 2010 and December 31, 2009, respectively	1,050	1,030
Paid in capital	13,542,436	12,772,904
Treasury stock, 904,049 and 646,095 shares, respectively	(3,170,571)	(2,428,422)
Accumulated other comprehensive income (loss)	16,118	(10,581)
Accumulated deficit	(2,487,763)	(1,997,630)
Total stockholders’ equity	7,901,270	8,337,301

Total liabilities and stockholders’ equity	$13,717,384	$15,314,883

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2010 and 2009

	2010	2009

Gross revenue	$13,704,307	$13,968,152

Operating Expenses
Employee costs	7,949,398	7,727,461
Selling, general and administrative	4,057,286	4,069,577
Depreciation and amortization	1,629,156	1,631,809
Unusual items - cost of legal settlements	402,087	--
Total operating expenses	14,037,927	13,428,847

Income (loss) from operations	(333,620)	539,305

Other income (expense)
Interest income	2,011	654
Interest expense	(200,642)	(228,936)

Total other income (expense)	(198,631)	(228,282)

Income (loss) before income taxes	(532,251)	311,023
Income tax (expense) benefit	42,118	(104,206)

Net income (loss)	(490,133)	206,817
Components of comprehensive income (loss):
Unrealized gain on available for sale investments	16,685	21,938
Foreign currency translation gain	10,014	18,321

Comprehensive net income (loss)	$(463,434)	$247,076

Net income (loss) per
common share – basic	$(0.04)	$0.02
– dilutive	$(0.04)	$0.02
Weighted average common
shares outstanding – basic	10,462,465	9,731,062
– dilutive	10,462,465	9,731,602

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(490,133)	$206,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,629,156	1,631,809
Impairment loss	--	80,370
Stock issued for services	172,423	96,200
Bad debt expense	108,673	(303,923)
Deferred compensation	15,000	15,000
Loss on disposal of assets	1,024	-
Changes in assets and liabilities
Accounts receivable	16,765	503,903
Earned trade account	(251,721)	(26,570)
Tax refund receivable	133,000	(84,500)
Deferred tax benefit	-	75,000
Inventory	-	33,839
Prepaid expenses	(34,647)	6,683
Accounts payable and accrued expenses	3,751	601,566
Deferred tax liability	(342,661)	(359,435)
Trade payable	-	(321,476)
Net cash provided by operating activities	960,630	2,155,283

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	107,853	(480,379)
Capital expenditures	(109,209)	(152,962)
(Increase) in marketable securities	(25,219)	(8,365)
(Increase) in cash surrender value	(4,523)	(6,236)
Net cash used by investing activities	(31,098)	(647,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	125,092
Proceeds from convertible notes payable, related parties	20,000	100,000
Payments on credit lines	(20,602)	(119,443)
Payments on notes payable	(236,997)	(885,176)
Payments on convertible notes payable	(91,957)	(59,608)
Proceeds from issuance of stock	-	826,500
Purchase of treasury stock	(699,860)	(897,859)
Net cash used by financing activities	(1,029,416)	(910,494)

Effect of exchange rate changes	9,596	18,322

Net increase (decrease) in cash	(90,288)	615,169

Cash at beginning of period	894,396	279,227

Cash at end of period	$804,108	$894,396

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009
Continued

	2010	2009
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$202,737	$228,936
Cash paid for income taxes	$420,761	$58,296

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized net gain (loss) on equity investments	$16,685	$(21,302)

Release of common stock guarantees	$658,000	$1,301,500

Adjustment for stock guarantee agreement	$150,000	$-

Common stock issued for prepaid services	$46,840	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

						Accumulated					Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Deferred	Accumulated	Treasury Stock		Stockholder
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Shares	Amount	Equity
Balance December 31, 2008	-	$-	10,270,939	$1,028	$11,702,173	$(50,840)	$(25,467)	$(2,204,447)	(387,090)	$(1,403,216)	$8,019,231
Foreign currency translation adjustment	-	-	-	-	-	18,321	-	-	-	-	18,321
Unrealized gain on available for sale securities	-	-	-	-	-	21,938	-	-	-	-	21,938
Net income for 2009	-	-	-	-	-	-	-	206,817	-	-	206,817
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	247,076

Stock issued for services	-	-	122,333	7	69,226	-	(24,000)	-	3,000	1,500	46,733
Deferred comp expensed	-	-	-	-	-	-	49,467	-	-	-	49,467
Stock converted to notes	-	-	(50,000)	(5)	(299,995)	-	-	-	-	-	(300,000)
Treasury stock purchases	-	-	-	-	-	-	-	-	(262,005)	(1,026,706)	(1,026,706)
Stock split adjustments	-	-	195	-	-	-	-	-	-	-	-
Repurchase of shares under common stock guarantee	-	-	-	-	1,301,500	-	-	-	-	-	1,301,500
Balance December 31, 2009	-	$-	10,343,467	$1,030	$12,772,904	$(10,581)	$-	$(1,997,630)	(646,095)	$(2,428,422)	$8,337,301
Foreign currency translation adjustment	-	-	-	-	-	10,014	-	-	-	-	10,014
Unrealized gain on available for sale securities	-	-	-	-	-	16,685	-	-	-	-	16,685
Net income(loss)	-	-	-	-	-	-	-	(490,133)	-	-	(490,133)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	(463,434)

Stock issued for services and prepaid expenses	-	-	201,333	20	194,243	-	-	-	20,000	25,000	219,263
Adjustment for stock guarantee agreement	-	-	-	-	(150,000)	-	-	-	-	-	(150,000)
Treasury stock purchases	-	-	-	-	-	-	-	-	(44,789)	(41,860)	(41,860)
Return of shares from litigation settlement	-	-	-	-	67,289	-	-	-	(79,164)	(67,289)	-
Repurchase of shares under common stock guarantee	-	-	-	-	658,000	-	-	-	(154,001)	(658,000)	-
Balance December 31, 2010	-	-	10,544,800	$1,050	13,542,436	$16,118	$-	$(2,487,763)	(904,049)	$(3,170,571)	$7,901,270

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

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

Operations of Barter Exchanges

A barter (trade) exchange is a business network, a membership organization comprised of businesses that buy and sell among the network without using cash. It is a small, private economy with a unique currency called a barter dollar or trade dollar. It is a third-party record keeper which provides an alternative payment system

Member businesses do not actually engage in direct barter. Rather, they sell products or services to other members, accepting payment in trade dollars which they then use to buy the products or services of other members of the network. Transactions are recorded through manual and electronic data transmission using a 24-hour telephone and Internet authorization system. Some members consign their products to the barter exchange to hold as saleable inventory. Others sell gift certificates or tickets that are redeemable for their goods or services.

The barter exchange maintains the accounting records for all sales and purchases, provides monthly statements, files annual tax forms 1099-B, enrolls businesses to the network, proactively markets member products and services, maintains a member web site, facilitates transactions, and provides personal customer support services to members and clients.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not held for investment purposes.

Restricted Cash

As a condition to issuing the guarantee on the purchase of certain exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under guaranteed transactions. As of December 31, 2010 and 2009, the Company has made all required deposits into the escrow account.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2010 because of their short-term natures.

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

Occasionally, the Company sells IMS trade dollars for US dollars. The cash received in these sales are included in gross revenue and the carrying value of the trade dollars sold is netted against the sales proceeds.

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

Fair Value Measurements

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

The allowance for bad debts is maintained at a level that is management’s best estimate of probable bad debts incurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income. The allowance for bad debts was $394,128 and $492,338 as of December 31, 2010 and 2009, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight line methods over the estimated useful lives of five to thirty-nine years.  When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in the income statement. The costs of repair and maintenance are included in expense as incurred.

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets’ carrying amount.

Software Development Costs

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

The Company has adopted FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. In 2009, the Company recorded an impairment loss of $80,370 relative to membership lists of the Louisville, KY and Boston, MA operations. No impairment loss was recorded in 2010.

Assets Held for Investment

Assets held for investment consist of various works of art and two parcels of undeveloped land, all valued at the lower of cost or fair market value, and the cash surrender value of a life insurance policy being used to help fund the deferred compensation arrangement described in note 7.

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

Concentrations of Risk

Cash

Cash includes deposits at financial institutions with original maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2010 and 2009, respectively, the Company had approximately $545,000 and $358,000 in cash balances at financial institutions which were in excess of the FDIC insured limits of $250,000.

Accounts Receivable

The Company grants credit to its customers, all of whom are members of Continental Trade Exchange, National Trade Association and INLM CN. Customers are located throughout 20 states and in Canada. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Segment Reporting

The Company operates in one segment and, therefore, segment information is not presented.

Advertising

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $140,014 and $436,698 for the years ended December 31, 2010 and 2009, respectively.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses of $10,014 and $18,321  resulting from the changes in exchange rates during 2010 and 2009, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Earnings (Loss) Per Share

Basic and diluted net gain or loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260. As of December 31, 2010 and 2009 there were 1,619,148 and 1,322,288 common share equivalents outstanding which consisted of:

	2010	2009
Shares issuable upon the
conversion of notes payable	1,252,481	955,621
Shares issuable upon the
exercise of warrants	366,667	366,667
	1,619,148	1,322,288

These shares were not included in the computations of income or loss per share because their effect was anti dilutive.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will   materially impact the Company’s financial condition.

NOTE 2 -	MARKETABLE SECURITIES

The Company has classified certain of its investments as trading securities which are reported at fair value, defined as the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined as the last closing price for the listed security.

The amortized cost of equity securities as shown in the accompanying balance sheets and their estimated market value at December 31, 2010 and 2009 are as follows:

	2010	2009
Available for sale securities:
Cost	$140,329	$107,966
Unrealized gain or (loss)	16,685	7,144
Marketable equity securities classified as current	$157,014	$115,110

The changes in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Unrealized gain (loss)	$(1,034)	$21,302

The majority of the investment in marketable equity securities has been pledged to secure the liability for deferred compensation (Note 8).

NOTE 3 -	INTANGIBLE ASSETS

Intangible assets consist of membership lists, goodwill and a covenant not to compete, and for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Membership lists	$13,345,448	$13,345,448
Accumulated amortization	(6,518,984)	(5,192,355)
Net	$6,826,464	$8,153,093

Goodwill	$3,448,602	$3,448,602
Accumulated amortization	(13,123)	(13,123)
Net	$3,435,479	$3,435,479

Aggregate amortization expense was $1,327,047 and $1,343,794 for the years ended December 31, 2010 and 2009, respectively. In 2009, the Company recorded an impairment loss of $80,370 on membership lists of the Louisville, KY and Boston, MA operations. Estimated future amortization expense is as follows:

2011	$1,321,226
2012	1,277,701
2013	1,187,008
2014	1,122,879
thereafter	1,917,650
$6,826,464

NOTE 4 -	PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Office furniture, equipment, computers and software	$1,904,634	$1,906,801
Leasehold improvements	253,814	211,202
	2,158,448	2,118,003
Accumulated depreciation	(1,430,899)	(1,196,530)
	$727,549	$921,473

Depreciation expense during the years ended December 31, 2010 and 2009 was $302,109 and $288,015, respectively.

NOTE 5 -	DEBT

	2010	2009
Credit Lines

$500,000 revolving credit line with a financial institution, interest at LIBOR plus 3.24% per annum(3.49% at December 31, 2010), matures in June, 2011, secured by virtually all assets of the Company. This line of credit is guaranteed by Donald Mardak.	$203,866	$154,420
$122,000 unsecured business credit line with a financial institution, with no maturity date and an interest rate of prime plus 6% per annum (11% at December 31, 2010).	--	69,967
$50,000 unsecured business credit line with a financial institution, with no maturity date and an interest rate of 4.25% per annum.	21,917	21,998

Notes Payable

Note payable to an individual assumed in connection with the purchase of a trade exchange in 2003. The original note was $207,500 discounted to $161,510 with maturity in February, 2010, and monthly payments of $2,500.	--	4,953

Unsecured note payable for $300,000 issued in 2007 in connection with the acquisition of a trade exchange. Terms include thirty-six monthly payments of $9,267 including interest at 6% per annum beginning January 10, 2008.	--	106,041
Unsecured note payable for $125,000 issued in 2008 in connection with the acquisition of a trade exchange. Terms included monthly payments of $5,540 and interest at 6% per annum.	--	43,340
On July 17, 2009, the Company redeemed 18,222 shares of IMS common stock from the former owner of a trade exchange purchased. He was paid $82,000 ($6,000 per month starting August 2009) in cash per the stock guarantee agreement. The stock was placed in treasury. A discounted note in the amount of $79,907 was issued for the transaction using an imputed interest rate of 4.25% per annum.	--	51,119
On August 20, 2009, the Company redeemed 11,111 shares of IMS common stock from the former owner of a trade exchange purchased in 2008. The former owner was paid $50,000 ($4,500 per month starting in September 2009) in cash per the stock guarantee agreement. The stock was placed in treasury. A discounted note in the amount of $48,944 was issued for the transaction using an imputed interest rate of 4.25% per annum.	--	31,544
A loan from a private investor of $100,000 was made in November, 2009, due in May, 2012, with quarterly interest payments at 10% per annum and principal payments of $5,000 per month beginning in February, 2011.	100,000	100,000
On January 15, 2009, IMS issued notes payable totaling $300,000 in exchange for release of the stock    guarantee on,     and the return of 300,000 shares of IMS stock. The notes were interest only at 4.5% per annum. In December, 2009, the Company and the note holder renegotiated the agreement so that interest is now at 7% per annum and annual principal payments begin January 21, 2011. In November, 2010, the notes were again renewed to pay interest only for the year 2011, with principal payments to begin January, 2012. Principal payments can range from $0 to $100,000 at the discretion of the note holders. If mutually agreed, the Company can issue stock to repay principal at share price equivalent of $6.00 per share
	300,000	300,000

Convertible Notes Payable

$1,200,000 of notes payable, with 60 monthly payments of $15,858 including interest of 10% per annum, and a balloon payment of $746,367 due September 2013. The investor has the option to convert the principle balance to shares of IMS common stock at $1.86 per share.	1,030,714	1,122,671
Loans of $100,000 and $200,000 were made to IMS by a private investor in 2008. The due dates of the notes were July, 2009 to April, 2010, with quarterly interest payments of 10% per annum. The notes were convertible to 41,667 shares of IMS stock at $2.40 per share, and 62,893 shares of IMS stock at $3.18 per share, at the option of the holder. On July 15, 2009, the $100,000 note was renewed to mature in July, 2011. The conversion agreement was also changed so that the note may now be converted to 151,515 shares of common stock at $.66 per share. On April 22, 2010, the $200,000 note was renewed. It is now due in July, 2012, pay interest at 10% per annum, and, at the lender’s option, is convertible into 266,667 shares at $0.75 per share.
	300,000	300,000
Total notes payable and long-term debt	1,956,497	2,306,053
Less current portion	465,120	782,608
Notes payable and long-term debt, net of current portion	$1,491,377	$1,523,445

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
Guarantee issued in 2002 redeemable in trade dollars at $3.00 per share at the discretion of the guarantee holder.	$100,000	$125,000
Guarantee issued in February 2007 to a member of the board of directors in connection with the purchase of a trade exchange formerly owned by him. A monthly payment of $40,000 is made to a restricted cash account and used to repurchase the stock at a price of $4.50 per share.	613,500	1,201,500
Guarantee issued in connection with the amendment of an Asset Purchase Agreement between IMS and the former owner of a barter exchange acquired in a prior year. The amended agreement guarantees the 50,000 shares of IMS common stock held by the former owner to a price of $3.00 per share.  The former owner has the right to redeem 1,667 shares of IMS common stock for $5,000 in cash, per month, starting March 1, 2010. The guarantee expires on the earlier of March 1, 2013 or fulfillment by the Company of its obligation under the agreement.  As a result of this amendment, the Company reclassified $150,000 from additional paid-in capital to common shares subject to guaranteed (liability) during the period ended March 31, 2010.
	105,000	--
Total common shares subject to guarantees	818,500	1,326,500
Less current portion	640,000	706,500
Long term portion of common shares subject to guarantees	$178,500	$620,000

Related Party Convertible Notes Payable
Interest-only convertible note issued March 31, 2009, at 8% per annum, due July 10, 2010. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009. This note has been renewed and now has a maturity date of July 10, 2012.	$50,000	$50,000
Interest-only convertible note issued March 31, 2009, at 8% per annum, due March 31, 2011. At any time the note can be converted into 83,334 shares of IMS common stock at $.60 per share, the fair value of the common stock on the date of the note. Quarterly interest payments started June 30, 2009. This note has been renewed on the same terms and now has a maturity date of March 31, 2013.	50,000	50,000
Note payable to an officer and shareholder in the amount of $20,000 issued in June 2010. It is due June 10, 2012 and requires quarterly interest payments at 8% per annum. At the option of the officer, the note may be converted to 23,256 shares of the Company’s common stock at a fixed rate of $.86 per share, the price on the origination date of the note.	20,000	--
Total notes payable and long-term debt	120,000	100,000
Less: Current portion	--	50,000
Notes payable and long-term debt, net of current portion	$120,000	$50,000

Aggregate Maturities

2011	1,105,120
2012	714,401
2013	1,015,476
2014	60,000
2015	-
$2,894,997

Interest expense for the years ended December 31, 2010 and 2009 was $200,642 and $228,936, respectively.

A convertible note holder has an option to purchase stock at a price of $1.86, with the amount being the difference between current outstanding principal balance and the original note payable amount. As of December 31, 2010, this amount was $169,286.

The Company has an outstanding letter of credit with a financial institution in the amount of $75,000 related to an office lease security deposit. This letter of credit expires on August 31, 2011.

NOTE 6 -	DEFERRED COMPENSATION

As part of an acquisition, the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after retirement.

The value of future payments required under the agreement is being charged to operations over the period of expected active employment until the employee reaches her retirement date, in December, 2012.

Assets intended to fund this liability include an investment in marketable securities (Note 2) with a balance of $157,014 and $115,110, as of December 31, 2010 and 2009, respectively, and a life insurance policy with a $300,000 death benefit and a cash surrender value as of December 31, 2010 and 2009, of $54,634 and $49,361, respectively. All incidents of ownership accrue to the Company, which is the designated beneficiary. There are no loans outstanding on the insurance policy.

NOTE 7 -	INCOME TAXES

Income tax expense for the years ended December 31, 2010 and 2009 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as the impairment loss of the membership list and 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as bad debts, charitable contributions and depreciation, as well as the effects of different financial accounting and tax bases of certain assets.

Income tax expense consists of the following components:

	Years Ending December 31
	2010	2009
Federal
Current	$272,425	$355,016
Deferred	(289,809)	(222,261)
State and Local
Current	28,119	33,711
Deferred	(52,853)	(62,260)
	$(42,118)	$104,206

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the periods ended December 31:

	Years Ended December 31
	2010	2009

Statutory rate applied to earnings (loss) before income taxes	$(212,902)	$124,132
Increase (decrease) in income taxes resulting from:
Nondeductible impairment loss	-	32,148
Change in allowance for doubtful accounts	(31,820)	(117,844)
Depreciation variances	35,206	21,785
Audit settlements	133,000	- -
Utilization of net operating loss carryover	-	18,240
Other	34,398	25,745
	$(42,118)	$104,206

The tax effects of temporary differences that gave rise to significant portions of deferred tax liabilities are as follows:

	December 31
	2010	2009

Deferred income tax liabilities:
Primarily difference in tax basis of
Membership lists and goodwill	$1,336,904	$1,679,565

NOTE 8 -	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On August 7, 2009 a 1 for 6 reverse stock split became effective. The new symbol on that date became ITNM. All share and per share amounts have been retroactively adjusted. As a result of the split, a rounding adjustment added 195 shares to the total number of outstanding shares of common stock. All stock related disclosures have been restated to report post split share quantities.

Purchase-Related Transactions

On January 2, 2009, the Company redeemed 100,000 shares of IMS common stock from the former owner of an acquired trade exchange, who was paid $450,000 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On January 15, 2009, the portion of the agreement, for the purchase of an acquired trade exchange, that specified that 50,000 of shares IMS common stock were to be issued, was cancelled. The stock had not yet been issued. In exchange two notes payable were issued totaling $300,000. The notes are interest only at 4.5% per annum, and annual principal payments begin January 21, 2009. Principal payments range from $0 to $120,000 at the discretion of the note holders. This also resulted in the release of $300,000 of the stock guarantee.

On May 1, 2009, the Company redeemed 4,000 shares of IMS common stock from the former owner of an acquired trade exchange, who was paid $24,000 in cash per the stock guarantee agreement.  The stock was placed in treasury.

On May 26, 2009, the Company redeemed 41,666 shares of IMS common stock from the former owner of an acquired trade exchange, who was paid $187,500 in cash per the stock guarantee agreement.  Payment was made from restricted cash, and the stock was placed in treasury.

On May 31, 2009, the Company redeemed 8,334 shares of IMS common stock from the former owner of an acquired trade exchange, who was paid $25,000 in trade dollars per the stock guarantee agreement.  The stock was placed in treasury.

On July 17, 2009, the Company redeemed 18,222 shares of IMS common stock from the former owner of an acquired trade exchange, who was paid $82,000 ($6,000 per month starting August 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A discounted note in the amount of $79,907 was issued for the transaction using an imputed interest rate of 4.25%.

On August 20, 2009, the Company redeemed 11,111 shares of IMS common stock from the former owner of an acquired trade exchange, who was paid $50,000 ($4,500 per month starting in September 2009) in cash per the stock guarantee agreement.  The stock was placed in treasury. A discounted note in the amount of $48,943 was issued for the transaction using an imputed interest rate of 4.25%.

On October 9, 2009 IMS repurchased 42,000 shares of common stock at $4.50 per share using restricted cash of $189,000, thereby releasing $189,000 of the common stock guarantee

On January 22, 2010, IMS repurchased 41,667 shares of common stock at $4.50 per share using restricted cash of $187,500, thereby releasing $187,500 of common stock guarantee.

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

On December 6, 2010, IMS repurchased 45,000 shares of common stock at $4.50 per share using restricted cash of $202,500, thereby releasing $202,500 of common stock guarantee.

In the fourth quarter of 2010, IMS repurchased 5,000 shares of common stock at $3.00 per share, thereby releasing $15,000 of common stock guarantee.

Stock Issued as Compensation

On March 16, 2009 IMS issued 50,000 shares of IMS stock to a consulting firm. The fair value of the stock was $24,000.

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

On July 12, 2010, the independent directors and the corporate secretary were each issued 8,000 shares of IMS common stock as part of their directors’ compensation. The value of the stock was $43,680, and was initially recorded as prepaid expense, amortizing over a period of 12 months.

On July 13, 2010, IMS issued 25,000 shares of IMS stock to a consulting firm. The fair value of the stock was $23,250.

On July 16, 2010, IMS issued 10,000 shares of IMS stock to a consulting firm. The fair value of the stock was $8,500.

On August 9, 2010, IMS granted 25,000 shares of IMS stock to a consulting firm. The fair value of the stock was $30,000.

Other Treasury Stock Transactions

On April 3, 2009, IMS paid $3,203 in trade dollars for 6,672 shares of IMS common stock, which were placed in treasury.

In September, 2010, the Company received 79,164 shares of common stock with a value of $67,289 in settlement of a lawsuit.  The shares were placed in treasury.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the board of directors in 2005 and reconfirmed on October 29, 2009, in 2010 the Company purchased 44,789 shares at a cost of $41,860. In 2009, the Company purchased 30,000 shares for a total cost of $23,933. The stock was placed into treasury.

Stock Options

Options on 106,667 shares expired in 2009. As of December 31, 2010 and 2009, there were no options outstanding.

Warrants

In May, 2006, the Company issued 583,333 fully vested warrants with an option price of $3.30, which expire in May,    2011. 91,666 warrants were exercised in March 2008 with proceeds of $302,500. 125,000 warrants were exercised in 2007 with proceeds of $412,500. The remaining balance was 366,667 as of both December 31, 2010 and 2009.

No warrants were issued in the current year.

Stock Guarantee Liability

The stock guarantee liability was reduced by $658,000 and $1,301,500 during 2010 and 2009, respectively, through treasury stock buy backs as described above.

           Other Comprehensive Income (Loss)

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

The total of these various items was $26,699 in 2010 and $40,259 in 2009.

Proposed Sale of Stock

In 2010, the Company worked to file an S-1 Registration statement with the SEC for the purpose of raising capital through the sale of equity units. The Company has decided to indefinitely postpone raising capital via this route as it feels that timing and market conditions  are not conducive to a successful offering at this time. Accordingly, approximately $116,000 in legal and other costs relating to the offering were written off in 2010.

NOTE 9 -	RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The original lease began October 1, 2002 and extended through September 30, 2010. Upon expiration, the lease was renewed for a term of 3 years, through September, 2013. Under the old lease, payments were $8,000 monthly plus certain operating costs, including sales and use taxes, insurance, utilities, maintenance, and non-structural repairs. Under the new lease, the monthly payment increased to $9,740 per month plus operating costs. Total payments in 2010 and 2009 were $101,219 and $91,500, respectively.

The Company currently leases office space in Rochester, New York, from a member of the board of directors of the Company. The triple net lease commenced in February 2007, and expires December 31, 2011. Monthly rental payments are $6,644. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2010 and 2009 were $79,728 each year.

See Note 5 for a discussion of related party debt.

The Company sold trade dollars to employees and directors at a discount during the year ended December 31, 2010 and 2009 of $217,793 and $78,935, respectively. The value of trade dollars sold related to these transactions was $368,737, and $166,949 during the years ended December 31, 2010 and 2009, respectively.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2014. Total rent expense for all operating leases for 2010 and 2009, is summarized as follows:

	2010	2009
Related party leases	$180,947	$172,200
Office leases	762,383	805,790
Vehicle leases	18,399	15,795
	$961,729	$993,785

            Minimum future lease commitments as of December 31, 2010, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles
2011	$421,143	$16,284
2012	307,484	7,473
2013	259,271	6,672
2014	156,650	4,448
thereafter	279,990	-
	$1,424,538	$34,877

                 Employment Agreements

On March 10, 2007, we renewed the employment agreements with Donald F. Mardak, our president, Danny W. Weibling, then our Principal Financial Officer and John E. Strabley, and Dale L. Mardak our senior vice presidents, for three year terms. On November 20, 2008 the board of directors approved amending the contracts to freeze the compensation schedule at the 2008 salaries, in exchange for which each contract was modified to add one additional year to the original term.
Terms of each were:

o	Automatic renewal clause for additional one-year periods thereafter, unless terminated by either IMSL or the employee..
o	Eighteen month non compete clause
o	Confidentiality of trade secrets clause.
o	An annual auto allowance of $6,000-$18,000, depending on position.
o	Stock options at the discretion of the CEO.
o	Change of control provisions

On March 31, 2009, each of the above officers agreed to a 10% reduction in salary. The base salaries became $207,000, $171,000, $157,500 and $148,500, respectively. In January, 2010, the salary reduction was rescinded and the salaries were reinstated to the 2008 levels.

Additionally, all agreements contained a change of control provision. In the event of a merger, acquisition of IMSL or sale of substantially all of its assets, Donald Mardak's contract provided for compensation equal to two years' salary plus a lump sum payment of $400,000, John Strabley's and Dale Mardak's contracts provided for compensation equal to one year's salary plus a lump sum payment of $200,000. David Powell was to receive one year’s salary plus a lump sum payment of $100,000.

On February 28, 2011, the Compensation Committee of the board finalized employment agreements with Donald Mardak, Principal Executive Officer, John Strabley and Dale Mardak, Named Executive Officers, and David Powell, Principal Financial Officer, effective March 1, 2011, as follows:

●	Salaries of $250,000, $192,000, $185,000, and $135,000, respectively, with increases to be determined annually by the board.
●	Bonuses ranging from $6,000 to $30,000, per individual, contingent on meeting pre-tax income goals.
●	Stock options at the discretion of the Board of Directors
●	Automatic renewal clause for additional one-year periods thereafter, unless terminated by either IMSL or the employee.
●	Twelve month non-compete clause and confidentiality of trade secrets clause.
●	Annual auto allowances of $6,000-$18,000, depending on position
●	Health insurance benefit paid for by IMSLs.
●
Donald Mardak, John Strabley, and Dale Mardak will receive severance payments of two years’ salary and lump sum payments of $400,000, $300,000 and $300,000 respectively in the event of involuntary termination, payable upon termination.

●
In the event that a new Board of Directors substantially reduces their role in the Company, Donald Mardak, John Strabley and Dale Mardak will receive lump sum payments of $600,000, $400,000 and $400,000 respectively.

●
All agreements contain a change of control provision. In the event of a merger, acquisition of IMSL or sale of substantially all of its assets, Donald Mardak's contract provides for compensation equal to two years' salary plus a lump sum payment of $400,000, John Strabley's and Dale Mardak's contracts provide for compensation equal to two years' salary plus a lump sum payment of $300,000. David Powell will receive one year’s salary plus a lump sum payment of $150,000.

NOTE 11 -	CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

In May 2010, the former CFO of the Company filed a lawsuit against the Company, alleging wrongful termination. In December, 2010, the Company reached a settlement agreement in this matter. The settlement agreement required a lump sum payment of $100,000 in December, 2010, and monthly installment payments of $20,000 from February through December, 2011. The Company anticipates receiving $50,000 from its insurance carrier related to the settlement.

There are no other material legal actions pending against the Company.

NOTE 12 -	SUBSEQUENT EVENTS

On February 7, 2011, in accordance with the stock buyback plan described in Note 9, the Company purchased 50,000 shares at a cost of $34,595. The shares were placed in treasury.

In accordance with the stock buyback plan described above, on February 28, 2011 the Company purchased 1,000 shares at a cost of $725. The shares were placed in treasury.

On February 28, 2011, the Company purchased  the assets of a trade exchange in Peterborough, Ontario. The  purchase price was  $Canadian 60,000, payable $20,000 in cash, $20,000 of a note payable with a 12 month term, and $20,000 trade dollars.