Form 10-Q
period 2011-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2011-05-06
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock, $.0001 par value, outstanding as May 2,2011 was 10,559,800.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(UNAUDITED)
ASSETS
Current assets
Cash	$592,429	$804,108
Restricted cash	161,848	41,829
Marketable securities	171,572	157,014
Accounts receivable, net	903,386	1,075,965
Earned trade account	210,974	285,282
Prepaid expenses	168,742	184,513
Total current assets	2,208,951	2,548,711
Other assets
Property and equipment, net	713,761	727,549
Membership lists, net	6,507,728	6,826,464
Goodwill	3,455,722	3,435,479
Assets held for investment	180,582	179,181
Total non-current assets	10,857,793	11,168,673
Total assets	$13,066,744	$13,717,384

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$973,286	$1,294,213
Credit lines and current portion of long term debt	598,014	465,120
Current portion of common stock subject to guarantee	640,000	640,000
Total current liabilities	2,211,300	2,399,333
Long-term liabilities
Long term debt, net of current portion	1,325,087	1,491,377
Common stock subject to guarantee, less current portion	163,500	178,500
Convertible notes payable, related parties, less current portion	120,000	120,000
Deferred compensation	290,000	290,000
Deferred income taxes	1,265,751	1,336,904
Total long-term liabilities	3,164,338	3,416,781
Total liabilities	5,375,638	5,816,114
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, 10,544,800
issued and outstanding March 31, 2011 and December 31, 2010	1,050	1,050
Paid in capital	13,557,436	13,542,436
Treasury stock, 961,516 and 904,049 shares respectively	(3,221,911)	(3,170,571)
Accumulated other comprehensive income (loss)	26,849	16,118
Accumulated deficit	(2,672,318)	(2,487,763)
Total stockholders’ equity	7,691,106	7,901,270
Total liabilities and stockholders’ equity	$13,066,744	$13,717,384

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Net revenue	$2,978,842	$3,219,732
Operating Expenses
Employee costs	1,926,708	1,913,705
Selling, general and administrative	865,661	1,101,248
Depreciation and amortization	408,809	406,982
Unusual items cost of legal settlements	-	57,001
Total operating expenses	3,201,178	3,478,936

Income (loss) from operations	(222,336)	(259,204)

Other income (expense)
Interest income	118	38
Interest expense	(45,118)	(50,861)
Total other income (expense)	(45,000)	(50,823)

(Loss) before income taxes	(267,336)	(310,027)
Income tax (expense) benefit	82,781	(10,735)
Net (loss)	$(184,555)	$(320,762)

Net income (loss) per
common share – basic	$(.02)	$(.03)
– dilutive	$(.02)	$(.03)
Weighted average common
shares outstanding – basic	10,544,800	10,370,078
– dilutive	10,544,800	10,370,078

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,555)	$(320,762)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	408,809	406,854
Stock issued for services	-	28,000
Bad debt expense	11,734	28,471
Deferred compensation	-	3,750
Changes in assets and liabilities
Accounts receivable	160,845	208,579
Earned trade account	74,308	(125,766)
Tax refund receivable	-	133,000
Prepaid expenses	15,771	(68,510)
Accounts payable and accrued expenses	(320,927)	(239,159)
Deferred tax liability	(71,153)	(88,265)
Net cash provided (used) by operating activities	94,832	(33,808)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(120,019)	67,467
Capital expenditures	(76,529)	(2,078)
(Increase) in marketable securities	(8,592)	(2,883)
(Increase) in cash surrender value	(1,400)	(1,722)
Net cash provided (used) by investing activities	(206,540)	60,784
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on credit lines	(20,000)	(10,998)
Payments on notes payable	(33,396)	(106,835)
Purchase of treasury stock	(51,340)	(211,273)
Net cash used by financing activities	(104,736)	(329,106)
Foreign currency translation adjustment	4,765	70

Net increase (decrease) in cash	(211,679)	(302,060)

Cash at beginning of period	804,108	894,396

Cash at end of period	$592,429	$592,336

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$46,226	$39,502
Cash paid for income taxes	$165,319	$257,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain (loss) on equity investments	$5,966	$8,281
Note given for acquisition of assets	$20,443	$-
Release of common stock guarantees	$15,000	$192,500

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The Company's 10-K for the year ended December 31, 2010, filed on March 11, 2011, should be read in conjunction with this report.

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

Occasionally, the company sells IMS trade dollars for US dollars. The cash received in these sales is included in gross revenue and the carrying value of the trade dollars up to the value of the cash received is netted against revenue, with any excess cost included in selling, general and administrative expenses.

Principles of Consolidation

The consolidated financial statements for 2011 and 2010 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2011, the Company has cash in excess of FDIC insurance of $323,698. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

On March 1, 2011, the company issued a note in the amount of $20,443 as part of the acquisition of a trade exchange in Peterborough, Ontario. The note calls for monthly payments of $1,704.

The Company’s indebtedness as of March 31, 2011 includes the following:

Lines of credit payable to financial institutions, due in 2011 and 2012	$205,784
Convertible notes payable to related parties, $0 due in 2011, matures in 2012 and 2013	120,000
Notes payable to third parties, $78,592 due in 2011	108,592
Convertible notes payable, fixed conversion terms, $313,639 matures in 2011	1,608,725
Total indebtedness	2,043,101
Less current maturities	598,014
Long term debt, net of current maturities	$1,445,087

Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $450,000 as of March 31, 2011, which may be drawn as needed.

A financial institution has issued a $75,000 standby letter of credit to a landlord in lieu of a security deposit.

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

The Company’s obligation under common stock price guarantees as of March 31, 2011 totaled $803,500 of which $640,000 is classified as current based on the scheduled redemption allowances as provided for in the underlying agreements. Additionally, $613,500 of the total and $480,000 of the current portion are payable to a director of the company.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In the first quarter of 2011, IMS repurchased 5,000 shares of common stock at $3.00 per share, thereby releasing $15,000 of common stock guarantee.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the board of directors in 2005 and reconfirmed on October 29, 2009, the Company purchased 52,467 shares at a cost of $36,340 in the first quarter of 2011.  The shares were placed in treasury.

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date. During the first three months of 2011, there were no outstanding options.

Stock Warrants

As of March 31, 2011, there were 366,667 warrants outstanding. The warrants can be used to buy shares of the Company’s common stock at $3.30 per share. The warrants expire May 31, 2011. No warrants were issued in the current period.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months ended March 31, 2011 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and a legal settlement.

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

ASC 220 establishes rules for reporting and displaying of comprehensive income and its components.  Comprehensive income (loss) is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Ontario, Canada.

Comprehensive income (loss) consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net (loss)	$(184,555)	$(320,762)
Foreign currency translation adjustment	4,765	70
Unrealized gain on available for sale securities	5,966	8,281
Comprehensive (loss)	$(173,824)	$(312,411)

NOTE 7 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

In March, 2011, the Company was notified of two separate complaints filed with the EEOC by two former employees, one alleging retaliation and the other discrimination. The Company feels that both complaints are without merit and intends to vigorously defend its interests.

NOTE 8 – ACQUISITION

On March 1, 2011, the Canadian subsidiary of the Company purchased selected assets of Nationwide Barter of Peterborough Ontario for $61,325. IMS paid $20,440 in cash, $20,442 in trade dollars and issued a note for $20,443. Of the total purchase price, $33,218 was allocated to intangibles ($12,975 to the membership list and $20,243 to goodwill).

NOTE 9 – SUBSEQUENT EVENTS

On April 26, 2011, the board of directors approved an expansion of the stock repurchase plan. Management is now authorized to repurchase up to 10% of the outstanding stock of the Company.

To fund the planned increase in the stock repurchase plan, on April 26, 2011, the Company issued an unsecured note payable in the amount of $300,000 to an individual. The note calls for monthly payments of $13,843, including interest at 10%.

On May 1, 2011, the Company issued unsecured notes payable to two officers for a total of $80,000 to further fund the stock repurchase plans. The notes call for interest of 8% paid quarterly and contain a warrant to allow for purchase of up to 40,000 shares of the Company’s common stock at $1.00 per share.

On April 12, 2011, IMS repurchased 35,000 shares of common stock at $4.50 per share using restricted cash of $157,500, thereby releasing $157,500 of common stock guarantee.

On April 15, 2011, IMS repurchased 1,667 shares of common stock at $3.00 per share, thereby releasing $5,000 of common stock guarantee.

In accordance with the stock buyback plan described above, during April 2011, the Company purchased 394,000 shares at a cost of $ 267,950. The shares were placed in treasury.

On April 28, 2011, the company issued 15,000 shares to a consulting firm for services rendered. The value of the stock was $9,300.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

During the three months ended March 31, 2011, International Monetary Systems (IMS) offset a slowing of revenue with the benefits of the substantial reductions in overhead that the Company had worked so hard to achieve over the past year. Some highlights are:

•
The Company completed the purchase of a trade exchange in Peterborough Ontario at a cost of $61,325, adding approximately 450 members. It is expected that the added office will be immediately accretive.

•
Selling, general and administrative costs were reduced by $292,588, or 25.3%. This decrease includes the $57,001of unusual legal costs as well as lower occupancy costs and other professional fees incurred in 2010 which did not recur in 2011.

•	At its February 10, 2011 meeting, the board of directors approved the repurchase of an additional 4% of the company’s outstanding shares.

•	57,467 shares of the Company’s stock were repurchased during the quarter and placed in treasury.

•	A number of markets, including New York City, Wichita Kansas, and Columbus, Ohio, have shown double digit percentage growth in cash fee revenue so far in 2011.

•	Since December 31, 2010, total liabilities were reduced by $440,476.

CURRENT QUARTER

During the quarter ended March 31, 2011 International Monetary Systems generated revenues of $2,978,842, a decrease of $240,890 or 7.5%, compared to the first quarter of 2010. Only $10,000 of this decrease is in cash revenue. The remaining $230,000 decrease is in trade dollar revenue, with $100,000 of that decrease due to a large non-recurring 2010 transaction in our media/corporate barter division.

Operating expenses in the quarter were $3,201,178, a decrease of $277,758 or 7.9% compared to the first quarter of 2010. This decrease is primarily due to decreased occupancy, professional fees, and investor relations costs.

The net operating loss was $222,336 for the quarter, compared to a net operating loss of $259,204 in the first quarter of 2010.  After adjusting for interest and income taxes, there was a net loss for the current period of $184,555 compared to a net loss of $320,762 in the first quarter of 2010.

EBITDA for the quarters ended March 31, 2011 and 2010 were as follows:

Adjustments to Reconcile GAAP Net (Loss) to EBITDA

	2011	2010
Net (loss)	$(184,555)	$(320,762)
Interest expense	45,118	50,861
Income tax expense (benefit)	(82,781)	10,735
Depreciation	77,663	73,013
Amortization	331,146	333,969
EBITDA	$186,591	$147,816

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On March 31, 2011, there was a working capital deficit of $2,349.

The Company’s Chicago office was moved in January 2011 resulting in a cash flow savings of approximately $20,000 per month.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4 CONTROLS AND PROCEDURES

Members of our management, including Donald F. Mardak, our Chief Executive Officer, and David A. Powell, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2011, the end of the period covered by this report. Based upon that evaluation, Mr. Mardak and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. Based on management’s assessment and those criteria, management believes that the internal controls over financial reporting, including disclosure controls and procedures, as of March 31, 2011, were effective.

Changes in Internal Controls

In our Annual Report filed on March 11, 2011, we reported that management believed that the internal control over financial reporting as of December 31, 2010, was effective with regards to controls over financial reporting.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.   Other Information

Item 1     Legal Proceedings

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

In December, 2010, the Company agreed to a settlement in a lawsuit against the Company in Superior Court of California, filed by the former CFO. The settlement agreement required a lump sum payment of $100,000 in December, 2010 and monthly installment payments of $20,000 from February through December, 2011.

In March, 2011, the company was notified of two separate complaints filed with the EEOC by two former employees, one alleges discrimination and one alleging retaliation. The company feels that both complaints are without merit and intends to vigorously defend its interests.

There are no other material legal actions pending against the Company.

Item 1A  Risk Factors – Not applicable for Smaller Reporting Companies.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities

Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
January 1 to January 31, 2011	1,666	3.00	203,000
February 1 to February 28, 2011	1,667	3.00	201,334
March 1 to March 31, 2011	1,667	3.00	199,667

Board Authorized repurchase plan
January 1 to January 31, 2011	-	-	-
February 1 to February 28, 2011	50,000	0.69	327,003
March 1 to March 31, 2011	2,467	0.71	324,536

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Removed and Reserved

Item 5.    Other Information

In the 10-K filed March 11, 2011 the company disclosed that a number of form 4s had been filed late. Additionally, a director of the company has not filed form 4s for any stock acquired by him. The company is working with the director to complete the required filings.

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

May 6, 2011

/s/ David A. Powell
David A. Powell, CFO
(Principal Accounting and Financial Officer)

May 6, 2011