Form 10-Q
period 2011-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2011-08-05
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, $.0001 par value, outstanding as August 2, 2011, was 8,959,736.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(UNAUDITED)
ASSETS
Current assets
Cash	$847,823	$804,108
Restricted cash	124,364	41,829
Marketable securities	167,045	157,014
Accounts receivable, net	876,477	1,075,965
Earned trade account	155,519	285,282
Prepaid expenses	157,823	184,513
Total current assets	2,329,051	2,548,711
Other assets
Property and equipment, net	708,297	727,549
Membership lists, net	6,179,051	6,826,464
Goodwill	3,455,720	3,435,479
Assets held for investment	181,982	179,181
Total non-current assets	10,525,050	11,168,673
Total assets	$12,854,101	$13,717,384
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$989,252	$1,294,213
Credit lines and current portion of long term debt	631,807	465,120
Current portion of convertible notes payable, related parties	95,000	-
Current portion of common stock subject to guarantee	591,000	640,000
Total current liabilities	2,307,059	2,399,333
Long-term liabilities
Long term debt, net of current portion	1,489,110	1,491,377
Convertible notes payable, related parties, net of current portion	255,000	120,000
Common stock subject to guarantee, net of current portion	15,000	178,500
Deferred compensation	290,000	290,000
Deferred income taxes	1,194,598	1,336,904
Total long-term liabilities	3,243,708	3,416,781
Total liabilities	5,550,767	5,816,114
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, 8,911,736 and 10,544,800
issued and outstanding June 30, 2011 and December 31, 2010, respectively	891	1,050
Paid in capital	9,932,637	13,542,436
Treasury stock, 20,002 and 904,049 shares respectively	(63,353)	(3,170,571)
Accumulated other comprehensive income (loss)	28,281	16,118
Accumulated deficit	(2,595,122)	(2,487,763)
Total stockholders’ equity	7,303,334	7,901,270
Total liabilities and stockholders’ equity	$12,854,101	$13,717,384

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$3,333,139	$3,638,033	$6,311,981	$6,857,765
Operating expenses
Employee costs	1,875,275	1,828,398	3,801,983	3,742,103
Selling, general and administrative	865,547	917,841	1,731,209	2,019,257
Depreciation and amortization	409,905	404,036	818,714	810,880
Unusual items – cost of legal settlement	-	50,996	-	107,967
Total operating expenses	3,150,727	3,201,271	6,351,906	6,680,207

Income (loss) from operations	182,412	436,762	(39,925)	177,558

Other income (expense)
Interest income	23	61	142	99
Interest expense	(52,505)	(51,042)	(97,623)	(101,903)
Total other income (expense)	(52,482)	(50,981)	(97,481)	(101,804)

Income (loss) before income taxes	129,930	385,781	(137,406)	75,754
Income tax (expense) benefit	(52,734)	(163,064)	30,047	(173,799)

Net income (loss)	$77,196	$222,717	$(107,359)	$(98,045)

Net income (loss) per
common share – basic	$.01	$.02	$(.01)	$(.01)
- dilutive	$.01	$.02	$(.01)	$(.01)
Weighted average common
shares outstanding – basic	10,072,775	10,403,522	10,307,484	10,386,699
- dilutive	10,072,775	10,403,522	10,307,484	10,386,699

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,359)	$(98,045)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	818,714	810,880
Stock issued for services	9,000	88,833
Bad debt expense	25,481	54,328
Deferred compensation	-	7,500
Changes in assets and liabilities
Accounts receivable	174,007	172,108
Earned trade account	(19,998)	(538,747)
Tax refund receivable	-	133,000
Prepaid expenses	115,369	(57,916)
Accounts payable and accrued expenses	(304,962)	(214,084)
Deferred tax liability	(142,306)	(174,447)
Net cash provided by operating activities	567,946	183,410
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(82,535)	(52,589)
Capital expenditures	(116,209)	(2,072)
(Increase) in marketable securities	(4,435)	(44,856)
(Increase) in cash surrender value	(2,800)	(3,123)
Net cash used by investing activities	(205,979)	(102,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related parties	230,000	20,000
Proceeds from notes payable	330,000	-
Payments on credit lines	(86,916)	(11,506)
Payments on notes payable and convertible notes payable	(98,664)	(200,899)
Purchase of treasury stock	(699,239)	(222,428)
Net cash used by financing activities	(324,819)	(414,833)
Foreign currency translation adjustment	6,567	(118)

Net increase (decrease) in cash	43,715	(334,181)

Cash at beginning of period	804,108	894,396

Cash at end of period	$847,823	$560,215

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$95,420	$83,469
Cash paid for income taxes	$165,329	$257,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain (loss) on equity investments	$5,596	$(12,252)
Note issued for acquisition of assets	$20,443	$-
Treasury stock retired	$3,831,458	$-
Common stock issued for pre-paid services	$-	$25,000
Release of common stock guarantees	$212,500	$150,000
Trade dollars issued for:
Capital expenditures	$36,083	$6,760
Prepaid expenses paid	$88,679	$76,495
Purchase of treasury stock	$25,000	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The Company's 10-K for the year ended December 31, 2010, filed on March 11, 2011, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2011 and 2010 include the accounts of the International Monetary Systems, Ltd. (“IMS” or “the Company”) and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2011, the Company has cash in excess of FDIC insurance of $450,430. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

On March 1, 2011, the Company issued a note in the amount of $20,443 as part of the acquisition of a trade exchange in Peterborough, Ontario. The note calls for monthly payments of $1,704.

To help fund the planned increase in the stock repurchase plan described in Note 4, the Company issued the following notes payable:

On April 26, 2011, the Company issued an unsecured note payable in the amount of $300,000 to an individual. The note calls for monthly payments of $13,843, including interest at 10%.

On May 1, 2011, the Company issued an unsecured note payable to an officer for $20,000. The note calls for interest of 8% paid quarterly and contain a conversion option to allow for the notes to be converted to shares of the Company’s common stock at $1.00 per share. The note is due in October, 2012.

On May 1, 2011, the Company issued an unsecured note payable to an officer for $60,000. The note calls for interest of 8% paid quarterly and contains a conversion option to allow for the notes to be converted to shares of the Company’s common stock at $1.00 per share. The note is due in October, 2012.

On May 9, 2011, the Company issued an unsecured one year note payable to a director for $50,000. The note calls for interest of 8% paid quarterly and contains a conversion option to allow for the notes to be converted to shares of the Company’s common stock at $1.00 per share.

On May 12, 2011, the Company issued an unsecured note payable in the amount of $60,000 to a family member of the Chairman of the Company. The note calls for interest of 8% paid quarterly and contains a conversion option to allow for the notes to be converted to shares of the Company’s common stock at $.75 per share. The note is due in May, 2013.

On May 16, 2011, the Company issued an unsecured note payable in the amount of $30,000 to an individual. The note calls for interest of 8% paid quarterly and is due in May, 2013.

On June 27, 2011, the Company issued an unsecured note payable to an officer for $40,000. The note calls for interest of 8% paid quarterly and contain a conversion option to allow for the notes to be converted to shares of the Company’s common stock at $1.00 per share. The note is due in June, 2013.

The Company’s indebtedness as of June 30, 2011 includes the following:

Lines of credit payable to financial institutions, due in 2012	$138,866
Convertible notes payable to related parties, $25,000 due in 2011, matures in 2012 and 2013	350,000
Notes payable to third parties, $100,658 due in 2011	395,869
Convertible notes payable, fixed conversion terms, $66,029 matures in 2011	1,586,182
Total indebtedness	2,470,917
Less current maturities, including credit lines	726,807
Long term debt, net of current maturities	$1,744,110

Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $450,000 as of June 30, 2011, which may be drawn as needed.

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

The Company’s obligation under common stock price guarantees as of June 30, 2011 totaled $606,000 of which $591,000 is classified as current based on the scheduled redemption allowances as provided for in the underlying agreements. $456,000 of the total and of the current portion are payable to a director of the Company.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In the each of the first two quarters of 2011, IMS repurchased 5,000 shares of common stock at $3.00 per share, thereby releasing a total of $30,000 of common stock guarantee.

In April, 2011, IMS repurchased 35,000 shares of common stock at $4.50 per share, thereby releasing $157,500 of common stock guarantee.

In June, 2011, IMS repurchased 8,333 shares of common stock at $3.00 per share using 25,000 trade dollars, thereby releasing $25,000 of common stock guarantee.

Share Buyback Program

On April 26, and again on June 14, 2011, the Company’s board of directors approved expansions of the previously authorized stock repurchase plan. Management is now authorized to repurchase up to 15% of the outstanding stock of the Company.

In accordance with the plan, the Company repurchased 52,467 shares at a cost of $36,340 during the first quarter of 2011, and 658,216 shares at a cost of $475,400 during the second quarter of 2011. All shares were purchased in various open market transactions and placed in treasury at the time of purchase.

Treasury Stock Retirements

During the second quarter of 2011, the Company retired 1,648,064 shares of treasury stock which had been acquired at a cost of $3,831,458. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

Stock Issued as Compensation

In April, 2011, the Company issued 15,000 shares to a consulting firm for services rendered. The value of the stock was $9,000.

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date. During the first six months of 2011, there were no outstanding options.

Stock Warrants

No warrants were issued in the current period.

366,667 warrants, which could have been used to buy shares of the Company’s common stock at $3.30 per share, expired May 31, 2011.

There are no warrants outstanding as of June 30, 2011.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months and six months ended June 30, 2011 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and a legal settlement.

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

Comprehensive income (loss) consisted of the following for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net income (loss)	77,196	222,717	(107,359)	(98,045)
Foreign currency translation adjustment	1,802	(188)	6,567	(118)
Unrealized gain (loss) on available for sale securities	(370)	(20,532)	5,596	(12,252)
Comprehensive income (loss)	78,628	201,997	(95,196)	(110,415)

NOTE 7 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.

In March, 2011, the Company was notified of two separate complaints filed with the EEOC by two former employees, one alleges retaliation, and the other discrimination. The Company feels that both complaints are without merit and intends to vigorously defend its interests. Accordingly, no accrual for future loss is deemed necessary by management.

NOTE 8 – ACQUISITION

On March 1, 2011, the Canadian subsidiary of the Company purchased selected assets of Nationwide Barter of Peterborough Ontario for $61,325. IMS paid $20,440 in cash, $20,442 in trade dollars and issued a note for $20,443. Of the total purchase price, $33,218 was allocated to intangibles ($12,975 to the membership list and $20,243 to goodwill).

NOTE 9 – SUBSEQUENT EVENTS

On July 11, 2011, the Company repaid $25,000 of a note from a related party. The repaid portion of the note has been classified as current in the financial statements. The terms on the outstanding balance remain unchanged.

On July 15, 2011, a note payable to an individual in the amount of $100,000 was renewed. The new note calls for monthly payments of $4,614, including interest at 10%, for two years. The renewal of this note has been reflected in the accompanying financial statements.

On July 15, 2011, the Company repurchased 21,667 shares of common stock at a cost of $14,733. The stock was placed in treasury.

On July 15, 2011, the Company repurchased 1,667 shares of common stock at $3.00 per share, thereby releasing $5,000 of common stock guarantee.

On July 21, 2011, the Company issued an unsecured note payable to an individual for $200,000. The note calls for repayment in 30 monthly payments of $7,562, including interest at 10%. The Company intends to use the proceeds to continue the stock buyback program.

As part of the board of directors’ compensation package for the board year July 1, 2011 to June 30, 2012, 8,000 shares of stock were issued to each of the six independent directors on July 25, 2011. The value of the shares was $33,120.

In a series of open market purchases from July 1 to August 4, 2011, in accordance with the board approved stock repurchase plan, the Company bought 318,970 shares at a cost of $220,000.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Operations

Cash provided by operations was $567,946 in 2011 compared to $183,410 in the first six months of 2010, a 210% increase.

·
The Company completed the purchase of a trade exchange in Peterborough Ontario at a cost of $61,325, adding approximately 450 members. It is expected that the added office will be immediately accretive.

·
Selling, general and administrative costs were reduced by $396,015, or 18.6%. This decrease includes the $107,967 of unusual legal costs as well as lower occupancy costs and other professional fees incurred in 2010 which did not recur in 2011.

The Company has begun the process of registering in a number of states to offer IMS franchises.

Return to Shareholders

Management and the board of directors feel that the stock of the Company is significantly undervalued and presents an attractive opportunity to reinvest. In the first six months of 2011, the following steps were taken to position the Company to take advantage of this opportunity:

At its April 26 and June 14, 2011 meetings, the board of directors approved increases in the amount of stock that is authorized to be repurchased, up to 15% of the Company’s outstanding shares.

Financing was secured at attractive, flexible terms to allow for repurchase of shares without hindering operating cash flow.

764,017 shares of the Company’s stock have been repurchased so far this year.

In June 2011, 1,648,064 shares of Treasury stock were retired, reducing the number of outstanding shares to 8,911,736.

CURRENT QUARTER

During the quarter ended June 30, 2011 International Monetary Systems (“IMS” or “the Company) generated revenues of $3,333,139, a decrease of $304,894 or 8%, compared to the second quarter of 2010. This decrease is almost entirely due to a large non-recurring transaction in our media/corporate barter division which provided approximately $298,000 in trade dollar revenue in 2010.

Operating expenses in the quarter were $3,150,727, a decrease of $50,544 or 1.6% compared to the second quarter of 2010. This decrease is primarily due to decreased occupancy, professional fees, and investor relations costs. The savings in these areas are partially offset by an increase in employee costs, resulting from higher health insurance costs, higher state unemployment rates, and continued investment in our tele-selling marketing model.

The net operating income was $182,412 for the quarter, compared to net operating income of $436,762 in the second quarter of 2010.  After adjusting for interest and income taxes, there was net income for the current period of $77,196 compared to net income of $222,717 in the second quarter of 2010.

EBITDA for the quarters ended June 30, 2011 and 2010 were as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2011	2010
Net income	$77,196	$222,717
Interest expense	52,482	50,981
Income tax expense (benefit)	52,734	163,064
Depreciation and amortization	409,905	404,036
EBITDA	$592,317	$840,798

YEAR TO DATE

During the six months ended June 30, 2011 IMS generated revenues of $6,311,981, a decrease of $545,784 or 7.9%, compared to the six months ended June 30, 2010. The decrease is primarily due to a large non-recurring 2010 transaction in our media/corporate barter division.

Operating expenses were $6,351,906, a decrease of $328,301 or 4.9%, compared to the six months ended June 30, 2010. This decrease is primarily due to decreased occupancy, professional fees, and investor relations costs, partially offset by higher employee costs arising from higher health insurance and unemployment insurance costs as well as continued investment in our tele-selling model.

The net operating loss was $(39,925) for the six months ended June 30, 2011, compared to a net operating profit of $177,558 in the same period of 2010.  After adjusting for interest and income taxes, there was a net loss for the first six months of 2011, of $(107,359) compared to a net loss of $(98,045) in the first six months of 2010. The difference is primarily related to the large non- recurring transaction described above.

Cash flow from operations improved from $183,410 in the first six months of 2010 to $567,946 in the first six months of 2011, an increase of 210%. This is primarily due to increased utilization of trade dollars earned.

EBITDA for the six months ended June 30, 2011 and 2010 were as follows:

Adjustments to Reconcile GAAP Net (Loss) to EBITDA

	2011	2010
Net (loss)	$(107,359)	$(98,045)
Interest expense	97,481	101,804
Income tax expense (benefit)	(30,047)	173,799
Depreciation and amortization	818,714	810,880
EBITDA	$778,789	$988,438

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On June 30, 2011, there was a working capital surplus of $21,992.

The Company’s Chicago office was moved in January 2011 resulting in a cash flow savings of approximately $20,000 per month.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $450,000 which may be drawn as needed.

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

In 2002 the Company adopted FASB ASC 350, relative to goodwill and other intangibles, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first six months of 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not anticipate that any recently issued, but not yet effective, accounting pronouncements will materially impact the Company’s financial condition.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or other relationships with unconsolidated entities.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4 CONTROLS AND PROCEDURES

Members of our management, including John E Strabley, our Chief Executive Officer, and David A. Powell, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2011, the end of the period covered by this report. Based upon that evaluation, Mr. Strabley and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. Based on management’s assessment and those criteria, management believes that the internal controls over financial reporting, including disclosure controls and procedures, as of June 30, 2011, were effective.

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

Item 1A  Risk Factors – Not applicable for Smaller Reporting Companies.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
April 1 to April 30, 2011	1,667	$3.00	198,000
May 1 to May 31, 2011	36,667	$4.43	161,333
June 1 to June 30, 2011	10,000	$3.00	151,333

Board Authorized repurchase plan
April 1 to April 30, 2011	396,500	$0.68	530,724
May 1 to May 31, 2011	134,500	$0.73	396,224
June 1 to June 30, 2011	127,216	$0.84	796,248

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Removed and Reserved

Item 5.    Other Information

In the 10-K filed March 11, 2011 the Company disclosed that a number of Form 4s had been filed late. Additionally, a director of the Company has not filed form 4s for any stock acquired by him. The Company worked with the director to complete the required filings. The required filings have now been completed.

On June 14, 2011, the annual meeting of the shareholders was held and the following actions taken:

▪	LBB & Associates Ltd., LLP was ratified as the company’s audit firm for the coming year, receiving 100% of the votes cast.

▪
Donald Mardak (6,221,197 votes), Wayne Emmer (6,221,281 votes), and Wayne Dalin (6,221,281 votes) were re-elected to three year terms as directors. 6,387,352 votes were cast in the election of directors.

▪	A proposed change in the bylaws reducing the required quorum at shareholder meetings to 40% was ratified unanimously.

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

International Monetary Systems, Ltd. (Registrant)

/s/ John E. Strabley

John E. Strabley, Chief Executive Officer
(Principal Executive Officer)

August 5, 2011

/s/ David A. Powell

David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

August 5, 2011