Form 10-Q
period 2011-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2011-11-07
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, $.0001 par value, outstanding as of November 2, 2011, was 8,188,689.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(UNAUDITED)
ASSETS
Current assets
Cash	$997,593	$804,108
Restricted cash	244,403	41,829
Marketable securities	145,380	157,014
Accounts receivable, net	937,989	1,075,965
Earned trade account	168,211	285,282
Prepaid expenses	192,833	184,513
Total current assets	2,686,409	2,548,711
Other assets
Property and equipment, net	681,005	727,549
Membership lists and other intangibles, net	6,103,644	6,826,464
Goodwill	3,507,522	3,435,479
Assets held for investment	183,382	179,181
Total non-current assets	10,475,553	11,168,673
Total assets	$13,161,962	$13,717,384
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$933,019	$1,294,213
Credit lines, short term note, and current portion of long term debt	1,240,401	465,120
Current portion of convertible notes payable, related parties	70,000	-
Current portion of common stock subject to guarantee	591,000	640,000
Total current liabilities	2,834,420	2,399,333
Long-term liabilities
Long term debt, net of current portion	2,026,420	1,491,377
Convertible notes payable, related parties, net of current portion	255,000	120,000
Common stock subject to guarantee, net of current portion	-	178,500
Deferred compensation	290,000	290,000
Deferred income taxes	1,123,443	1,336,904
Total long-term liabilities	3,694,863	3,416,781
Total liabilities	6,529,283	5,816,114
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, 8,298,189 and 10,544,800
issued and outstanding September 30, 2011 and December 31, 2010, respectively	847	1,050
Paid in capital	9,398,350	13,542,436
Treasury stock, 170,851 and 904,049 shares respectively	(267,986)	(3,170,571)
Accumulated other comprehensive income (loss)	(8,900)	16,118
Accumulated deficit	(2,489,632)	(2,487,763)
Total stockholders’ equity	6,632,679	7,901,270
Total liabilities and stockholders’ equity	$13,161,962	$13,717,384

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$3,204,786	$3,710,019	$9,516,767	$10,567,606
Operating expenses
Employee costs	1,879,594	1,918,628	5,681,577	5,660,553
Selling, general and administrative	725,981	1,117,097	2,457,189	3,136,219
Depreciation and amortization	409,909	407,835	1,228,623	1,218,853
Unusual items – cost of legal settlement	-	69,181	-	177,148
Total operating expenses	3,015,484	3,512,741	9,367,389	10,192,773

Income from operations	189,302	197,278	149,378	374,833

Other income (expense)
Loss on disposal of assets	(409)	(2,274)	(409)	(2,274)
Interest income	43	62	184	161
Interest expense	(63,348)	(52,272)	(160,971)	(154,173)
Total other income (expense)	(63,714)	(54,484)	(161,196)	(156,286)

Income (loss) before income taxes	125,588	142,794	(11,818)	218,547
Income tax (expense) benefit	(20,098)	(180,436)	9,949	(354,235)

Net income (loss)	$105,490	$(37,642)	$(1,869)	$(135,688)

Net income (loss) per
common share – basic	$0.01	$(0.00)	$(0.00)	$(0.01)
- dilutive	$0.01	$(0.00)	$(0.00)	$(0.01)
Weighted average common
shares outstanding – basic	8,949,610	10,529,191	9,849,885	10,434,718
- dilutive	10,273,087	10,529,191	9,849,885	10,434,718

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,869)	$(135,688)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,228,623	1,218,853
Stock issued for services	18,800	150,582
Bad debt expense	(12,385)	58,772
Loss on disposal of assets	409	2,274
Deferred compensation	-	11,250
Changes in assets and liabilities
Accounts receivable	206,829	203,019
Earned trade account	(69,151)	(774,233)
Tax refund receivable	-	133,000
Prepaid expenses	137,991	(66,478)
Accounts payable and accrued expenses	(361,194)	(136,197)
Deferred tax liability	(213,461)	(260,629)
Net cash provided by operating activities	934,592	404,525
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(202,574)	25,389
Capital expenditures	(163,005)	(4,117)
(Increase) in marketable securities	(6,684)	(21,553)
(Increase) in cash surrender value	(4,201)	(3,873)
Net cash used by investing activities	(376,464)	(4,154)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related parties	230,000	20,000
Proceeds from notes payable	910,000	-
Net proceeds from (payments on) credit lines	18,084	(11,401)
Payments on notes payable and convertible notes payable	(226,404)	(280,398)
Purchase of treasury stock	(1,289,623)	(480,785)
Net cash used by financing activities	(357,943)	(752,584)
Foreign currency translation adjustment	(6,700)	3,244

Net increase (decrease) in cash	193,485	(348,969)

Cash at beginning of period	804,108	894,396

Cash at end of period	$997,593	$545,427

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$157,061	$135,741
Cash paid for income taxes	$277,586	$422,761

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain (loss) on marketable securities	$(18,318)	$2,705
Notes issued for acquisition of assets	$377,143	$-
Notes issued for treasury stock	$206,500	$-
Treasury stock retired	$4,423,709	$-
Common stock issued for pre-paid services	$33,120	$68,680
Release of common stock guarantees	$227,500	$440,500
Trade dollars exchanged for:
Capital expenditures	$48,031	$11,115
Prepaid expenses	$113,191	$73,197
Purchase of treasury stock	$25,000	$25,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Dilutive Earnings per Share

In computing dilutive earnings per share, the weighted average shares outstanding has been adjusted to assume that all outstanding convertible notes payable as of September 30, 2011, are converted to 1,323,477 shares of common stock, the maximum allowed under the various agreements.  Additionally, net income is increased by $22,633, the after tax effect of the borrowing costs relative to the convertible notes.

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2011, the Company has cash in excess of FDIC insurance of $445,121. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

Acquisition Financing

On March 1, 2011, the Company issued a note in the amount of $20,443 as part of the acquisition of the assets of a trade exchange in Peterborough, Ontario. The note calls for monthly payments of $1,704.

On September 30, 2011, the Company issued a non-interest bearing note in the amount of $390,000 for the purchase of certain assets of a trade exchange in St. Louis, Missouri. The note calls for payments of $50,000 on January 5, 2012, $50,000 on January 5, 2013 and $50,000 on September 1, 2013, with the remaining payments of the note dependent on when the former owner ends his employment with IMS. A discount of $33,100 was recorded assuming a discount rate of 3.5%. The discount will be recognized as interest expense ratably over the life of the note.

Stock Repurchase Financing

To help fund the planned increase in the stock repurchase plan described in Note 4, the Company issued the following notes payable during the nine months ended September 30, 2011:

Unsecured notes payable issued to individuals totaling $530,000. The notes call for monthly payments totaling $21,405, including interest at rates of 8-10%. The notes are due at dates ranging from May, 2012 to January, 2014.

Unsecured convertible notes payable issued to related parties totaling $230,000. The notes call for quarterly interest payments at 8% and allow for conversion to IMS common stock at fixed prices from $.75 to $1.00 per share. The notes are due at dates ranging from May, 2012 to June, 2013.

Unsecured convertible notes payable issued to individuals totaling $380,000. The notes contain payment terms ranging from quarterly interest payments to monthly payments with interest generally at 8%. Provisions of the notes allow for conversion of the outstanding balance of the notes to IMS common stock at a $1.00 per share. The notes are due at dates ranging from April, 2012 to August, 2014.

Unsecured notes payable totaling $206,500 issued to individuals in exchange for outstanding shares of the company stock. The notes call for monthly payments totaling $11,650 including interest at rates from 8-10%, and are due between September, 2012 and August, 2014.

On July 11, 2011, the Company repaid $25,000 of a note from a related party. The terms on the outstanding balance of $25,000 remain unchanged.

On July 15, 2011, a note payable to an individual in the amount of $100,000 was renewed. The new note calls for monthly payments of $4,614, including interest at 10%, for two years.

The Company’s indebtedness as of September 30, 2011 includes the following:

Lines of credit payable to financial institutions, due in 2012	$243,866
Convertible notes payable to related parties, mature in 2012 and 2013	325,000
Notes payable to third parties, $110,984 due in 2011	1,484,817
Convertible notes payable, fixed conversion terms, $38,595 mature in 2011	1,538,138
Total indebtedness	3,591,821
Less current maturities, including credit lines and short term debt	1,310,401
Long term debt, net of current maturities	$2,281,420

Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $420,000 as of September 30, 2011, which may be drawn as needed.

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

The Company’s obligation under common stock price guarantees as of September 30, 2011 totaled $591,000, all of which is current based on the scheduled redemption allowances as provided for in the underlying agreements. $456,000 of the total is payable to a director of the Company.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In each of the first three quarters of 2011, IMS repurchased 5,000 shares of common stock at $3.00 per share, thereby releasing a total of $45,000 of common stock guarantee.

In April, 2011, IMS repurchased 35,000 shares of common stock at $4.50 per share, thereby releasing $157,500 of common stock guarantee.

In June, 2011, IMS repurchased 8,333 shares of common stock at $3.00 per share using 25,000 trade dollars, thereby releasing $25,000 of common stock guarantee.

Share Buyback Program

On April 26, and again on June 14, 2011, the Company’s board of directors approved expansions of the previously authorized stock repurchase plan. Management is now authorized to repurchase up to 2,000,000 shares of the outstanding stock of the Company.

In accordance with the plan, the Company has repurchased 1,528,078 shares at a cost of $1,293,623 during the first nine months of 2011. Of these purchases, 817,395 shares at a cost of $781,884 were completed during the third quarter of 2011. All shares were purchased in various open market and private transactions and placed in treasury at the time of purchase.

Treasury Stock Retirements

During the second quarter of 2011, the Company retired 1,648,064 shares of treasury stock which had been acquired at a cost of $3,831,458. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

During the third quarter of 2011, the Company retired 671,547 shares of treasury stock which had been acquired at a cost of $592,251. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

Stock Issued as Compensation

In April 2011, the Company issued 15,000 shares to a consulting firm for services rendered. The fair value of the stock was $9,000.

As part of the board of directors’ compensation package for the board year July 1, 2011 to June 30, 2012, 8,000 shares of stock were issued to each of the six independent directors on July 25, 2011. The fair value of the shares was $33,120.

In August 2011, the Company issued 10,000 shares to a consulting firm for services rendered. The fair value of the stock was $9,800.

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date. During the first nine months of 2011, there were no outstanding options.

Stock Warrants

No warrants were issued in the current period.

366,667 warrants, which could have been used to buy shares of the Company’s common stock at $3.30 per share, expired May 31, 2011.

There are no warrants outstanding as of September 30, 2011.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months and nine months ended September 30, 2011 relates to the difference in timing of deduction for certain expenses, primarily bad debt, amortization of acquired membership lists, and a legal settlement.

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

Comprehensive income (loss) consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income (loss)	$105,490	$(37,642)	$(1,869)	$(135,688)
Foreign currency translation adjustment	(13,267)	3,362	(6,700)	3,244
Unrealized gain (loss) on available for sale securities	(23,914)	14,957	(18,318)	2,705
Comprehensive income (loss)	$68,309	$(19,323)	$(26,887)	$(129,739)

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

NOTE 8 – ACQUISITIONS

On March 1, 2011, the Canadian subsidiary of the Company purchased selected assets of Nationwide Barter of Peterborough Ontario for $61,325. This purchase was deemed by management to be a business combination under ASC 805. IMS paid $20,440 in cash, $20,442 in trade dollars and issued a note for $20,443. Of the total purchase price, $33,218 was allocated to intangibles ($12,975 to the membership list and $20,243 to goodwill).

On September 30, 2011, the Company purchased selected assets of NCE, Inc. which operated a trade exchange in St. Louis, Missouri. This purchase was deemed by management to be a business combination under ASC 805. IMS paid $10,000 in cash and issued a note for $356,900, net of interest discount of $33,100. Assets acquired and values assigned, based on the estimated fair values of the assets, were: accounts receivable $56,467, furniture and equipment $7,500, membership list $203,133, non-compete agreement $48,000, and goodwill $51,800.

The future cash flows of the St. Louis exchange may negatively or positively impact the final purchase price. Management does not expect any adjustment to the purchase price based on this contingency.

NOTE 9 – SUBSEQUENT EVENTS

On October 19, 2011, the board of directors approved an expansion of the stock repurchase plan to authorize repurchase of such additional shares of Company stock as management deems appropriate at prices not to exceed $4.00 per share.

Subsequent to quarter end, the company repurchased approximately 108,000 shares at an approximate cost of $ 200,000 in accordance with the stock repurchase plan described above.

On November 2, 2011, the Company issued an unsecured note payable to an officer for $40,000. The note calls for quarterly interest payments at a rate of 10%. The note is due in November, 2013.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Operations

Cash provided by operations was $934,592 in 2011 compared to $404,525 in the first nine months of 2010, a 131% increase.

·
During the current year, the Company completed the purchase of two trade exchanges, one in Peterborough, Ontario and one in St. Louis, Missouri, adding approximately 900 members. It is expected that the additional offices will be immediately accretive.

·	During the current year, selling, general and administrative costs were reduced by $679,030, or 20.3%.

The Company has begun the process of registering in a number of states to offer IMS franchises.

Return to Shareholders

Management and the board of directors feel that the stock of the Company is significantly undervalued and presents an attractive opportunity to reinvest. In the first nine months of 2011, the following steps were taken to position the Company to take advantage of this opportunity:

The board of directors approved increases in the amount of stock that is authorized to be repurchased, granting management discretion to buy back the Company’s stock at up to $4.00 per share.

Financing was secured at attractive, flexible terms to allow for repurchase of shares without hindering operating cash flow.

1,528,078 shares of the Company’s stock have been repurchased so far this year under the Company’s stock repurchase back plan.

2,319,611 shares of Treasury stock have been retired through September 30, 2011, reducing the number of outstanding shares to 8,298,189.

CURRENT QUARTER

During the quarter ended September 30, 2011 International Monetary Systems (“IMS” or “the Company) generated revenues of $3,204,786, a decrease of $505,233 or 13.6%, compared to the third quarter of 2010. This decrease is almost entirely due to decreased trade dollar revenue, including a large non-recurring transaction in our media/corporate barter division which provided approximately $240,000 in trade dollar revenue in 2010.

Operating expenses in the quarter were $3,015,484 a decrease of $497,257 or 14.2% compared to the third quarter of 2010. This decrease is comprised of $95,000 of decreased occupancy expenses, a decrease of $160,000 in legal and professional fees, $42,000 less provision for uncollectable accounts and $50,000 less investor relations costs.

The net operating income was $189,302 for the quarter, compared to net operating income of $197,278 in the third quarter of 2010.  After adjusting for interest and income taxes, net income for the current period was $105,490 compared to a net loss of $(37,642) in the third quarter of 2010.

EBITDA for the quarters ended September 30, 2011 and 2010 were as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2011	2010
Net income (loss)	$105,490	$(37,642)
Interest expense	63,348	52,272
Income tax expense (benefit)	20,098	180,436
Depreciation and amortization	409,909	407,835
EBITDA	$598,845	$602,901

YEAR TO DATE

During the nine months ended September 30, 2011 IMS generated revenues of $9,516,767, a decrease of $1,050,839 or 9.9%, compared to the nine months ended September 30, 2010. The decrease is due to lower trade dollar revenue, including approximately $650,000 in large non-recurring transactions in our media/corporate barter division in 2010.

Operating expenses were $9,367,389, a decrease of $825,384 or 8.10%, compared to the nine months ended September 30, 2010.

This decrease is primarily due to decreased occupancy costs of $169,000, $390,000 less legal and professional fees expense, and $136,000 less in investor relations costs. These savings are partially offset by higher employee costs arising from higher health insurance and unemployment insurance costs as well as continued investment in our tele-selling model.

The net operating income was $149,378 for the nine months ended September 30, 2011, compared to a net operating profit of $374,833 in the same period of 2010.  After adjusting for interest and income taxes, there was a net loss for the first nine months of 2011, of $(1,869) compared to a net loss of $(135,688) in the first nine months of 2010. The differences are the large non- recurring transactions described above offset by reductions in operating costs and income tax expense.

Cash flow from operations improved from $404,525 in the first nine months of 2010 to $934,592 in the first nine months of 2011, an increase of 231%. This is primarily due to increased utilization of trade dollars earned.

EBITDA for the nine months ended September 30, 2011 and 2010 were as follows:

Adjustments to Reconcile GAAP Net (Loss) to EBITDA

	2011	2010
Net (loss)	$(1,869)	$(135,688)
Interest expense	160,971	154,173
Income tax expense (benefit)	(9,949)	354,235
Depreciation and amortization	1,228,623	1,218,853
EBITDA	$1,377,776	$1,591,573

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On September 30, 2011, there was a working capital deficit of $148,011.

The Company’s Chicago office was moved in January 2011 resulting in a cash flow savings of approximately $20,000 per month.

We believe that current cash needs can be met with the current cash balance and from working capital generated from operations over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $420,000, which may be drawn as needed.

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

REVENUE SOURCES AND REVENUE RECOGNITION

The Company and its subsidiaries earn revenue in both traditional cash dollars and in IMS trade dollars. Cash income is earned through fees assessed when a member joins, transaction fees generated when clients earn or spend their trade dollars, monthly and annual maintenance fees, finance charges on delinquent accounts receivable, and event fees.

Trade revenue is similarly generated through initial membership fees, monthly and annual maintenance fees, transaction fees and event fees. Occasionally the Company will accept a favorable trade ratio in lieu of a cash fee. The Company uses earned trade dollars to purchase various goods and services required in its operations. All barter transactions are reported at the estimated fair value of the products or services received. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

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

The allowance for bad debts is maintained at a level that is management's best estimate of probable bad debts incurred as of the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income and decreased by accounts written off as uncollectable.

GOODWILL AND MEMBERSHIP LISTS

Goodwill and membership lists are stated at cost and arise when IMS acquires another company or the assets of another trade exchange. Membership lists are amortized over the estimated life of ten years.

The Company accounts for goodwill and other intangibles in accordance with FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment, or whenever evidence suggests impairment. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first nine months of 2011.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4 CONTROLS AND PROCEDURES

Members of our management, including John E Strabley, our Chief Executive Officer, and David A. Powell, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2011, the end of the period covered by this report. Based upon that evaluation, Mr. Strabley and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. Based on management’s assessment and those criteria, management believes that the internal controls over financial reporting, including disclosure controls and procedures, as of September 30, 2011, were effective.

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

In March, 2011, the Company was notified of two separate complaints filed with the EEOC by two former employees, one alleging discrimination, and one alleging retaliation. The Company feels that both complaints are without merit and intends to vigorously defend its interests.

There are no other material legal actions pending against the Company.

Item 1A Risk Factors – Not applicable for Smaller Reporting Companies.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
July 1 to July 31, 2011	1,667	$3.00	149,667
August 1 to August 31, 2011	1,667	$3.00	148,000
September 1 to September 30, 2011	1,667	$3.00	146,333

Board Authorized repurchase plan
July 1 to July 31, 2011	339,437	$.69
August 1 to August 31, 2011	212,291	$.89
September 1 to September 30, 2011	265,667	$1.35	no maximum

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

November 7, 2011

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

November 7, 2011