Form 10-K
period 2011-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2012-03-09
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

As of March 1, 2012 the Registrant had 8,097,017 issued and outstanding shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2011 (the last business day of our most recently completed second quarter) was $4,511,709 using the ask price on June 30, 2011.

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

PART I

In this report, "ITNM", "IMS", "The Company", "we", "us" and "our" refer to the Registrant, International Monetary Systems, Ltd., a Wisconsin corporation, and its subsidiaries.

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

International Monetary Systems, Ltd. (ITNM) is a holding company that currently has three operating subsidiaries: Continental Trade Exchange, Ltd., doing business as International Monetary Systems (IMS), National Trade Association, Inc. (NTA), and INLM CN Inc. (Canada). All are part of the IMS barter system which operates in the United States and Canada.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Our Company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC, a Wisconsin limited liability company owned by three executive officers and directors of ITNM. Rent and other terms of our lease, which expires September 30, 2013, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area.

The Company currently leases 4,900 square feet of office space located in Rochester, New York, from a member of the board of directors of the Company. The triple net lease commenced in February 2007, and May, 2011 was extended to January 31, 2015. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

As part of the acquisition of a trade exchange in St. Louis, Mo, the company agreed to lease the offices of that exchange from the former owner, who is now an employee of IMS. In accordance with this agreement, the Company currently leases approximately 5,000 square feet of office space in Maryland Heights, MO. The triple net lease began in October, 2011 and ends in September, 2014. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

The Company also leases the following office spaces:

Location	Sq. Ft.
Green Bay, WI	400
Rohnert Park, CA	2,800
Lewis Center, OH	6,840
Modesto, CA	1,000
Chattanooga, TN	1.230
Plainview, CT	7,600
Las Vegas, NV	833
Westminster, CO	1,896
Niles, IL	7,000
Wichita, KS	1,200
Peterborough, Ontario	200
Louisville, KY	250
New York, NY	1,400
Norwood, MA	1,910

The leases on all properties aside from the New Berlin, Wisconsin facility, the office in Rochester, NY, and the offices in Maryland Heights, MO, are from unaffiliated parties and range from a month-to-month basis to leases expiring in 2016. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location, at comparable expense.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no legal claims pending which we feel will result in material loss to the Company.

ITEM 4 - SPECIALIZED MATTERS

No applicable items for disclosure.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were no sales of unregistered securities during 2011.

Trading information for the last two fiscal years:

	High	Low
Fiscal 2010
First quarter ended March 31, 2010	$0.85	$0.75
Second quarter ended June 30, 2010	$1.80	$0.56
Third quarter ended September 30, 2010	$1.30	$0.72
Fourth quarter ended December 31, 2010	$0.99	$0.61

Fiscal 2011
First quarter ended March 31, 2011	$0.85	$0.57
Second quarter ended June 30, 2011	$1.15	$0.60
Third quarter ended September 30, 2011	$1.56	$0.68
Fourth quarter ended December 31, 2011	$3.34	$1.55

Repurchases in the fourth quarter of 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number Of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans
Purchase related stock buyback guarantees
October 1 to October 31, 2011	1,667	$3.00		144,667
November 1 to November 30, 2011	36,667	$4.43		108,000
December 1 to December 31, 2011	1,667	$3.00		106,333
Board Authorized repurchase plan
October 1 to October 31, 2011	108,210	$1.88	108,210
November 1 to November 30, 2011	13,400	$2.65	13,400	No
December 1 to December 31, 2011	41,413	$2.57	41,413	Maximum

As of December 31, 2011, the approximate number of shareholders of record was 550.

The Company has declared no dividends.

ITEM 6 – SELECTED FINANCIAL DATA

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

Following are some of the highlights of 2011:

Return to Shareholders

●
During the year 1,789,437 shares of the Company’s outstanding common stock were repurchased into treasury.  This represents approximately 17% of the outstanding shares of the Company as of January 1, 2011. The average price per share of all repurchases was $1.14

●	The Company’s stock generally traded in a higher range in 2011 than in 2010.

Operations

●	In 2011, the Company produced income from operations of $515,675, compared to an operating loss of $333,620 last year.

●
International Monetary Systems, Ltd. had EBITDA (earnings before interest, taxes, depreciation and amortization) of $2,170,984 or approximately $.23 per share, compared to $1,297,547 or $.12 per share in 2010.

●	Cash flow from operations totaled approximately $1,519,000 or $.16 per share compared to $960,630 or $.09 per share in 2010.

●	Several regional offices were relocated, resulting in savings in occupancy expenses of approximately $250,000

●	Trade exchanges in two additional markets, St. Louis, MO and Peterborough, Ontario, were acquired in 2011, adding approximately 800 new members to the IMS network.

●	Throughout the year, the Company continued to significantly improve its new TNT barter software, which allows for enhanced sales, operating and reporting efficiencies.

RESULTS OF OPERATIONS

To evaluate operations, management monitors, among other measures, number of members, trade volume, revenue generated from said trade volume, EBIDTA, cash flow, and levels of significant operating expense categories. Key metrics to evaluate the health of the Company include cash position, ratio of current assets to current liabilities, debt levels, and equity trading activity.

Revenue

During the year ended December 31, 2011, IMS processed approximately $210 million in billable trade purchase and sales transactions, generating gross revenue of $13,481,858, compared to $14,219,874 in 2010. The 5.2 % decrease is primarily due to approximately $600,000 of non-recurring trade dollar sales in 2010. The ratio of cash to trade revenue strengthened in 2011 vs. 2010, rising to 85% from 81%.

Revenue is somewhat seasonal with the first quarter typically accounting for approximately only 22% of the Company’s annual revenue, compared to 24 to 26% in the second and third quarters, and 26 to 29 % in the fourth quarter of the year.

Cash Flows from Operations

Net cash flows from operations totaled $ 1,518,776 in 2011 compared to $960,630 in 2010.

EBITDA (earnings before interest, taxes, depreciation and amortization)

Adjustments to reconcile GAAP Net Income (Loss) to EBITDA
	2011	2010
Net income (loss)	$172,185	$(490,133)
Interest expense	233,739	200,642
Taxes	108,759	(42,118)
Depreciation & amortization	1,656,301	1,629,156
Total EBITDA	$2,170,984	$1,297,547

Operating Expenses

Total other operating expenses decreased to $12,966,183 from $14,553,494 in 2010, an 11% decrease. The main elements of the cost savings were a $250,000 decrease in occupancy costs due to relocation of several offices, approximately $600,000 of professional fees incurred associated with settling litigation, tax audits and abandonment of a secondary stock offering, $200,000 of reduced investor relations consulting and $220,000 of legal settlement expense. We continue to see savings from the continuation of a cost containment and realignment exercise where redundant costs in acquired markets were eliminated and the Company’s outside sales force was restructured and reduced.

Employee costs decreased 2.4% from $7,949,398 in 2010 to $7,758,710 in 2011, primarily due to payment of a payroll tax audit settlement in 2010.

Occupancy expenses, included in selling, general and administrative costs, decreased by approximately $250,000  due to consolidation of some offices and relocation to smaller offices for others.

In 2010, other general and administrative expenses decreased due primarily to the non-recurring professional fees and legal settlement expenses described above.

FINANCIAL CONDITION

Liquidity, Commitments for Capital Resources, and Sources of Funds

At December 31, 2011, the Company had net working capital of $182,889 compared to $149,378 at December 31, 2010.

In 2011, senior management and the board of directors felt that the Company’s stock was undervalued and a stock buyback program was a good way to enhance shareholder value. Additional debt was issued to fund the majority of the buyback program. Shares were repurchased under contractual obligations, in direct transactions with shareholders, and in open market purchases.

The Company’s financial position continues to be adequate to meet continuing liquidity needs and in fact, there are a number of enhancements anticipated in 2012 as follows:

•
In 2011, IMS produced positive cash flows from operations of approximately $1,518,000. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges.  The recently acquired St. Louis market is expected to add to cash flows from operations over the course of a full year.

•
In 2012, the final payments will be made on stock buyback guarantees arising from the purchase of several markets.  This is expected to improve cash flow by approximately $400,000 in 2012 relative to 2011.

•	In December, 2011, the final payment was made on a legal settlement. Conclusion of these payments is expected to improve cash flow by $240,000 in 2012 relative to 2011.

•
It is expected that most, if not all, notes maturing in 2012 which contain a balloon payment at maturity, can be successfully renewed and/or refinanced under favorable terms which may allow for a systematic, monthly repayment.

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

In mid-2011, the Company began offering IMS franchises for sale. While no sale of a franchise was completed in 2011, two sales are currently being negotiated.

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

ITEM 8 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of LBB &Associates Ltd., LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-21.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  Based on management’s assessment and those criteria, management believes that the internal controls relative to financial reporting as of December 31, 2011, were effective with regards to IT access controls over the accounting applications.

Management’s internal control report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit small reporting companies to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

ITEM 9B – OTHER INFORMATION

No items noted.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

Donald F. Mardak, 75, has been Chairman of ITNM and a director, since its’ inception in 1988. In July of 2011, he relinquished the titles of Chief Executive Officer (Principal Executive Officer) and President that he had held since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company", a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Mr. Mardak is a two-term president of NATE, the National Association of Trade Exchanges (NATE)(1995-96 and 1999-2000) and served on the board of directors of the organization for seven years. NATE is one of the principal barter industry trade associations. He has also served on the board of directors of the International Reciprocal Trade Association (IRTA) and is a member of the Barter Hall of Fame.

John E. Strabley, 48, has been Chief Executive Officer and Principal Executive Officer since July 1, 2011. Prior to that, he was the Executive Vice President of ITNM since 1992 and a director since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager and, in August of that year, was appointed as Vice President of Continental Trade Exchange and ITNM. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry's highest designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley became a director of both Continental Trade Exchange, Ltd. and ITNM. He is currently a director of IRTA.

Dale L. Mardak, 51, has been President since July 1 2011. Prior to that he was Senior Vice President of ITNM since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and ITNM. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker. He has also served on the board of directors of NATE.

David A. Powell, 53, was appointed as the Company’s interim Chief Financial Officer on April 1, 2010, with the interim title removed in May, 2010. He is a Certified Public Accountant with 10+ years experience in public accounting and more than 20 years of private industry experience, holding a variety of senior financial positions with a number of companies. Prior to joining IMS, he has served as finance and operations manager for the insurance subsidiaries of US Bancorp for 12 years, and most recently spent several  years as corporate controller for a number of  privately held companies. Since joining IMS in July, 2009, he has been involved in tax compliance, risk management, and accounting and financial reporting.

Patricia A. Katisch, 66, is the owner of Katisch & Associates, a marketing consulting and public relations firm she has operated since 2002. From 1998 - 2001, Ms. Katisch was an Associate Dean in the College of Professional Studies at Marquette University. Previous to that, she founded and published the Women's Yellow Pages of Greater Milwaukee and was the producer of the Wisconsin World of Women Show.

Wayne Emmer, 57, is the President of Illinois Cement Co., a position he has held since August of 1998. Wayne is also a former member of the Parkview Christian Academy School Board.

Gerald Van Dyn Hoven, 55, has been the president of the Van Dyn Hoven Automotive Group for more than 20 years. Jerry is a director of American National Bank - Fox Cities, and is a member of the Board of Trustees of Equitable Reserve Association.

Thomas Delacy, 47, the president and CEO of Independent Inspections, Ltd., a company that provides municipal inspection services for several cities. Tom has held this position for more than 15 years.

Wayne Dalin, 67, has been a Certified Public Accountant for more than 30 years and is a retired principal in Dalin, Lindseth & Company.

Stephen Webster, 67, was the former owner of Alliance Barter, of Rochester New York for more than 25 years. He is a past president of the National Association of Trade Exchanges (NATE) and the International Reciprocal Trade Association (IRTA). Steve is also a member of the Barter Hall of Fame. He is currently a real estate developer and private investor.

Additional information in response to this Item 10 can be found in the Company’s Proxy Statement under the headings “Directors, Executive Officers, Promoters, and Control Persons, Financial Disclosure” and “Security Ownership of Certain Beneficial Owners and Management”. That information is incorporated into this report by reference.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees, including our Chief Executive Officer, (being our principal executive officer) and Chief Financial Officer (being our principal accounting officer).

The Company’s Code of Ethics and Business Conduct can be found at www.imsbarter.com by clicking on “Investor Relations” and then clicking on “Code of Conduct and Ethics” under the “Management Corporate Governance” heading, which is located at the top of the page. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Ethics and Business Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

In addition, we will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to 16901 West Glendale Drive, New Berlin, WI 53151.

ITEM 11 - EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s Proxy Statement under the headings “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item 12 can be found in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” That information is incorporated into this report by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item 13 can be found in the Company’s Proxy Statement under the headings “Director Independence” and “Certain Relationships and Related Transactions.” That information is incorporated into this report by reference

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s Proxy Statement under the headings “Fees to Independent Auditor” and “Administration of Engagement of Independent Auditor.” That information is incorporated into this report by reference.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company is filing the following exhibits herewith:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant *
3.2	Articles of Amendment of the Registrant *
3.3	Bylaws of the Registrant *
10.1	Lease Agreement, between Glendale Investments, LLC. and the Registrant *
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certificate of the Principal Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certificate of the Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***
* Incorporated by reference to the registration statement of the Company on Form SB-2 File No. 333-94597
** Filed herein

***Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Consolidated financial statements as of December 31, 2011 and 2010 are contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: March 9, 2012	By:	/s/ John E Strabley

John E Strabley, Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2012	By:	/s/ David A. Powell

David A. Powell, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John E Strabley	Principal Executive Officer,	March 9, 2012
CEO and Director
John E. Strabley

/s/ David A Powell	Principal Financial Officer,	March 9, 2012
Principal Accounting Officer
David A Powell

/s/ Dale L. Mardak	President	March 9, 2012
and Director
Dale L. Mardak

/s/ Donald F. Mardak	Chairman of the Board	March 9, 2012
and Director
Donald F. Mardak

/s/ Thomas E. Delacy	Director	March 9, 2012

Thomas E. Delacy

/s/ Wayne R. Dalin	Director and Chairman of the	March 9, 2012
Audit Committee
Wayne R. Dalin

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
For the Years Ended December 31, 2011 and 2010

INTERNATIONAL MONETARY SYSTEMS, LTD.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Consolidated Statements of Changes in Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5- F-6

Notes to Consolidated Financial Statements	F-7- F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, WI

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. as of December 31, 2011and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. at December 31, 2011 and 2010, and the results of its operations and comprehensive income (loss) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ LBB & Associates, Ltd. LLP

LBB & Associates Ltd., LLP
Houston, Texas
March 1, 2012

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
	2011	2010
ASSETS
Current assets
Cash	$1,018,250	$804,108
Restricted cash	206,956	41,829
Marketable securities	162,323	157,014
Accounts receivable, net	1,006,278	1,075,965
Earned trade account	210,582	285,282
Prepaid expenses	188,715	184,513
Total current assets	2,793,104	2,548,711

Property and equipment, net	651,118	727,549
Membership lists and other intangibles, net	5,718,435	6,826,464
Goodwill	3,507,522	3,435,479
Assets held for investment	169,031	179,181
Total non-current assets	10,046,106	11,168,673
Total assets	$12,839,210	$13,717,384
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,091,823	$1,294,213
Credit lines, short term notes, and current portions of long term debt	1,009,897	465,120
Current portion of common stock subject to guarantee	418,495	640,000
Current portion of convertible notes payable to related parties, including short term note	90,000	--
Total current liabilities	2,610,215	2,399,333
Long-term liabilities
Long term debt, net of current portion	2,159,434	1,491,377
Common stock subject to guarantee, less current portion	--	178,500
Convertible notes payable to related parties, less current portion	275,000	120,000
Deferred compensation	290,000	290,000
Deferred income taxes	1,015,325	1,336,904
Total long-term liabilities	3,739,759	3,416,781
Total liabilities	6,349,974	5,816,114
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 issued and outstanding	--	--
Common stock, $.0001 par value 280,000,000 authorized 8,097,017 and 10,544,800 issued and outstanding at December 31, 2011 and 2010, respectively	810	1,050
Paid in capital	9,137,003	13,542,436
Treasury stock, 172,703 and 904,049 shares, respectively	(351,614)	(3,170,571)
Accumulated other comprehensive income	18,615	16,118
Accumulated deficit	(2,315,578)	(2,487,763)
Total stockholders’ equity	6,489,236	7,901,270
Total liabilities and stockholders’ equity	$12,839,210	$13,717,384

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2011 and 2010

	2011	2010

Gross revenue	$13,481,858	$14,219,874

Operating Expenses
Employee costs	7,758,710	7,949,398
Selling, general and administrative	3,551,172	4,572,853
Depreciation and amortization	1,656,301	1,629,156
Unusual items - cost of legal settlements	--	402,087
Total operating expenses	12,966,183	14,553,494

Income (loss) from operations	515,675	(333,620)

Other income (expense)
Gain (loss) on disposal of assets	(3,534)	--
Interest income	2,542	2,011
Interest expense	(233,739)	(200,642)

Total other income (expense)	(234,731)	(198,631)

Income (loss) before income taxes	280,944	(532,251)
Income tax (expense) benefit	(108,759)	42,118

Net income (loss)	172,185	(490,133)
Components of comprehensive income (loss):
Unrealized gain on available for sale investments	(5,454)	16,685
Foreign currency translation gain	7,951	10,014

Comprehensive net income (loss)	$174,682	$(463,434)

Net income (loss) per
common share – basic	$0.02	$(0.04)
– dilutive	$0.02	$(0.04)
Weighted average common
shares outstanding – basic	9,431,654	10,462,465
– dilutive	10,618,605	10,462,465

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
Balance December 31, 2009	-	-	10,343,467	$1,030	$12,772,904	$(10,581)	$(1,997,630)	(646,095)	$(2,428,422)	$8,337,301
Foreign currency translation adjustment	-	-	-	-	-	10,014	-	-	-	10,014
Unrealized gain on available for sale securities	-	-	-	-	-	16,685	-	-	-	16,685
Net income(loss)	-	-	-	-	-	-	(490,133)	-	-	(490,133)
Total comprehensive income	-	-	-	-	-	-	-	-	-	(463,434)

Stock issued for services and prepaid expenses	-	-	201,333	20	194,243	-	-	20,000	25,000	219,263
Adjustment for stock guarantee agreement	-	-	-	-	(150,000)	-	-	-	-	(150,000)
Treasury stock purchases	-	-	-	-	-	-	-	(44,789)	(41,860)	(41,860)
Return of shares from litigation settlement	-	-	-	-	67,289	-	-	(79,164)	(67,289)	-
Repurchase of shares under common stock guarantee	-	-	-	-	658,000	-	-	(154,001)	(658,000)	-
Balance December 31, 2010	-	-	10,544,800	1,050	13,542,436	16,118	(2,487,763)	(904,049)	(3,170,571)	7,901,270
Foreign currency translation adjustment	-	-	-	-	-	7,951	-	-	-	7,951
Unrealized gain on available for sale securities	-	-	-	-	-	(5,454)	-	-	-	(5,454)
Net income(loss)	-	-	-	-	-	-	172,185	-	-	172,185
Total comprehensive income	-	-	-	-	-	-	-	-	-	174,682
Stock issued for services and prepaid expenses			73,000	7	51,913					51,920
Treasury stock purchases								(1,691,101)	(1,638,636)	(1,638,636)
Treasury Stock Retirements			(2,520,783)	(247)	(4,857,351)	-	-	2,520,783	4,857,598	-
Repurchase of shares under common stock guarantee					400,005			(98,336)	(400,005)	-
Balance December 31, 2011	-	-	8,097,017	810	9,137,003	18,615	(2,315,578)	(172,703)	(351,614)	6,489,236

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$172,185	$(490,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,656,301	1,629,156
Stock issued for services	51,920	172,423
Bad debt expense	69,174	108,673
Deferred compensation	--	15,000
Loss on disposal of assets	3,364	1,024
Changes in assets and liabilities
Accounts receivable	56,981	16,765
Earned trade account	(2,564)	(251,721)
Tax refund receivable	--	133,000
Prepaid expenses	35,385	(34,647)
Accounts payable and accrued expenses	(202,391)	3,751
Deferred tax liability	(321,579)	(342,661)
Net cash provided by operating activities	1,518,776	960,630

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(165,127)	107,853
Capital expenditures	(209,849)	(109,209)
Proceeds from sale of assets held for investment	12,386	--
(Increase) in marketable securities	(10,763)	(25,219)
(Increase) in cash surrender value	(5,600)	(4,523)
Net cash used by investing activities	(378,953)	(31,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,060,000	-
Proceeds from convertible notes payable, related parties	270,000	20,000
Payments on credit lines	(26,917)	(20,602)
Payments on notes payable	(293,303)	(236,997)
Payments on convertible notes payable	(111,271)	(91,957)
Payments on related party notes	(25,000)	-
Purchase of treasury stock	(1,807,141)	(699,860)
Net cash used by financing activities	(933,632)	(1,029,416)

Effect of exchange rate changes	7,951	9,596

Net increase (decrease) in cash	214,142	(90,288)

Cash at beginning of period	804,108	894,396

Cash at end of period	$1,018,250	$804,108

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010
Continued
	2011	2010
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$228,309	$202,737
Cash paid for income taxes	$327,506	$420,761

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized net gain (loss) on equity investments	$(5,454)	$(16,685)

Treasury stock retired	$4,857,598	--

Notes issued for treasury stock	$206,500	--

Notes issued for purchase of assets	$377,143	--
Release of common stock guarantees	$400,005	$658,000

Adjustment for stock guarantee agreement	--	$150,000
Common stock issued for prepaid services	$16,520	$46,840
Trade dollars issued for:
Treasury stock	$25,000	$25,000
Prepaid expenses	$39,587	$36,304
Capital assets	$52,141	$23,115

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

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

Restricted Cash

As a condition to issuing the guarantee on the purchase of certain exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under guaranteed transactions. As of December 31, 2011 and 2010, the Company has made all required deposits into the escrow account.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2011 because of their short-term natures.

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

Occasionally, the Company sells IMS trade dollars for US dollars. The cash received in these sales are included in gross revenue and the carrying value of the trade dollars sold up to the value of the cash received is netted against the sales proceeds. Any excess of carrying value over cash proceeds is included in operating expenses.

Principles of Consolidation

The consolidated financial statements for 2011 and 2010 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

 The allowance for bad debts is maintained at a level that is management’s best estimate of probable bad debts incurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income. The allowance for bad debts was $355,344 and $394,128 as of December 31, 2011 and 2010, respectively.

Earned Trade Account

As part of the operations of the subsidiaries the Company earns trade dollars, which are used to purchase goods and services required in operations. This account is increased principally for service, membership and transaction fees, and is decreased by the Company’s purchase of goods and services. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the Company will not use all of the balance. No impairment was recorded in 2011 or 2010.

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

Goodwill and Membership Lists

Goodwill and membership lists are stated at cost and arise when additional trade exchanges are purchased. Membership lists are amortized over the estimated life of ten years.

The Company has adopted FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. No impairment losses were recorded in 2011 or 2010.

Assets Held for Investment

Assets held for investment consist of various works of art and a parcel of undeveloped land, all valued at the lower of cost or fair market value, and the cash surrender value of a life insurance policy being used to help fund the deferred compensation arrangement described in Note 7.

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

Concentrations of Risk

Cash

Cash includes deposits at financial institutions with original maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2011 and 2010, respectively, the Company had approximately $622,000 and $545,000 in cash balances at financial institutions which were in excess of the FDIC insured limits of $250,000.

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

Advertising

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $143,801 and $140,014 for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values, as required by FASB ASC 718. The Company recognized no compensation expense related to the stock-based plans. No options were granted during 2011 or 2010.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses of $7,951 and $10,014 resulting from the changes in exchange rates during 2011 and 2010, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Earnings (Loss) Per Share

Basic and diluted net gain or loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260. As of December 31, 2011 and 2010 there were 1,569,883 and 1,619,148 common share equivalents outstanding which consisted of:

	2011	2010
Shares issuable upon the
conversion of notes payable	1,569,883	1,252,481
Shares issuable upon the
exercise of warrants	--	366,667
	1,569,883	1,619,148

These shares were not included in the computations of income or loss per share in 2010, because their effect was anti-dilutive.

Recent Accounting Pronouncements

Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

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

The amortized cost of equity securities as shown in the accompanying balance sheets and their estimated market value at December 31, 2011 and 2010 are as follows:

	2011	2010
Available for sale securities:
Cost	$168,811	$158,048
Unrealized gain or (loss)	(6,488)	(1,034)
Marketable equity securities classified as current	$162,323	$157,014

The changes in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Unrealized gain (loss)	$(5,454)	$16,685

The majority of the investment in marketable equity securities has been designated to secure the liability for deferred compensation (Note 7).

NOTE 3 -	ACQUISITIONS

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

On September 30, 2011, the Company purchased selected assets of NCE, Inc. which operated a trade exchange in St. Louis, Missouri. This purchase was deemed by management to be a business combination under ASC 805. IMS paid $10,000 in cash and issued a note for $356,900, net of interest discount of $33,100. Assets acquired and values assigned, based on the estimated fair values of the assets, were: accounts receivable $56,467, earned trade dollars  $39,464, furniture and equipment $7,500, membership list $163,669, non-compete agreement $48,000, and goodwill $51,800.

The future cash flows of the St. Louis exchange may negatively or positively impact the final purchase price. Management does not expect any adjustment to the purchase price based on this contingency.

NOTE 4 -	INTANGIBLE ASSETS

Intangible assets consist of membership lists, goodwill and a covenant not to compete, and for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Membership lists	$13,602,139	$13,345,448
Non compete agreement	48,000	-
Accumulated amortization	(7,931,704)	(6,518,984)
Net	$5,718,435	$6,826,464

Goodwill	$3,507,522	$3,435,479

Aggregate amortization expense was $ 1,333,792 and $1,327,047 for the years ended December 31, 2011 and 2010, respectively. Estimated future amortization expense is as follows:

2012	$1,293,036
2013	1,202,343
2014	1,138,214
2015	996,417
2016	744,409
thereafter	296,016
$5,670,435

NOTE 5 -	PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Office furniture, equipment, computers and software	$2,068,949	$1,904,634
Leasehold improvements	331,059	253,814
	2,400,008	2,158,448
Accumulated depreciation	(1,748,890)	(1,430,899)
	$651,118	$727,549

Depreciation expense during the years ended December 31, 2011 and 2010 was $322,509 and $302,109, respectively.

NOTE 6 -	DEBT

	2011	2010
Credit Lines
The company has credit lines totaling $662,000 with three financial institutions. Two of the lines mature in June and July, 2012 and the third has no maturity date. The lines carry interest rates ranging from LIBOR plus 3.24%, (the largest and main line) to11.25%. One line has been personally guaranteed by Donald Mardak and a security interest in all the assets of the company. The two smaller credit lines are unsecured.	$198,866	$225,783

Purchase Notes Payable
Non-interest bearing note payable issued for the purchase of certain assets of a trade exchange in St. Louis, Missouri. The note calls for payments of $50,000 on January 5, 2013, and $50,000 on September 1, 2013, with the remaining payments of the note dependent on when the former owner ends his employment with IMS. A discount of $33,100 was recorded assuming a discount rate of 3.5%. The discount will be recognized as interest expense ratably over the life of the note.	309,182	--
Note payable for purchase of a trade exchange in Peterborough Ontario	3,395	--

Convertible Notes Payable
Loans made to IMS by private investors, with maturities in 2012 and 2013, with quarterly interest payments between 8 and 10% per annum. At the lender’s option, the note is convertible to 485,883 shares of IMS common stock at prices ranging from $0.75 to $2.55 per share.	480,000	300,000
Note payable to an individual, issued in August, 2011, payable in monthly installments of $6,267 including interest at the greater of 6 month LIBOR+7% or 8%. The outstanding balance of the note can be converted to the Company’s common shares at $1.00 per share.	180,066	--
Note payable, with 60 monthly payments of $15,858 including interest of 10% per annum, and a balloon payment of $746,367 due September 2013. The investor has the option to convert the principle balance to shares of IMS common stock at $1.86 per share.	939,377	1,030,714

Other Notes Payable
Notes issued to individuals in May and November, 2011, due in 2013, interest only ranging from 8-10%, payable quarterly.	80,000	--
Notes issued to private individuals for repurchase of shares of Company common stock, with maturity dates ranging from September, 2012 to October, 2013, monthly payments totaling $11,650, including interest ranging from 8-10%	176,048	--
Loans from a private investor made from November, 2009 to July, 2011, due between May, 2012 and January, 2014, with monthly payments, including interest at 10% per annum of $ 31,000 per month.	502,397	100,000
Notes payable for release of the stock guarantee on, and the return of, 300,000 shares of IMS stock. The notes are interest only at 7% per annum and annual principal payments were to begin January 21, 2012. In December, 2011, the notes were again renewed to pay interest only for the year 2012, with principal payments to begin January, 2013. Principal payments can range from $0 to $100,000 at the discretion of the note holders. If mutually agreed, the Company can issue stock to repay principal at share price equivalent of $6.00 per share	300,000	300,000
Total notes payable and long-term debt	3,169,331	1,956,497
Less current portion	1,009,897	465,120
Notes payable and long-term debt, net of current portion	$2,159,434	$1,491,377

Related Party Convertible Notes Payable
Interest-only convertible note issued in May, 2011, to a relative of the chairman of the board, interest only payable quarterly at 8% per annum, due May, 2013. At any time the note can be converted into 80,000 shares of IMS common stock at $.75 per share, the fair value of the common stock on the date of the note.	$60,000	$-
Interest-only convertible notes issued to independent directors, requiring quarterly interest payments at 8% per annum, due May, 2012 and March, 2013. At any time the notes can be converted into shares of IMS common stock at $.60 per share and $1.00 per share, the fair value of the common stock on the date of the note.	75,000	50,000
Notes payable to executive officers issued June, 2010 through November, 2011, due between June, 2012 and November, 2013. The notes require quarterly interest payments at 8% per annum. At the option of the officers, the note may be converted to shares of the Company’s common stock at fixed rates ranging from $.86 to $1.00 per share, the price on the origination date of the note.	230,000	70,000
Total related party notes payable	365,000	120,000
Less: Current portion	90,000	-
Notes payable and long-term debt, net of current portion	$275,000	$120,000

Common Shares Subject to Guarantees
As part of various prior acquisition agreements which included stock consideration by the Company, the Company guaranteed the stock price of the stock consideration based on the fair market value of the stock at the time of the applicable acquisition agreements.  Accordingly, the guaranteed values of the shares are recorded as a liability in the financial statements.

Guarantee issued in 2002 redeemable in trade dollars at $3.00 per share at the discretion of the guarantee holder.	$75,000	$100,000
Guarantee issued in February 2007 to a member of the board of directors in connection with the purchase of a trade exchange formerly owned by him. A monthly payment of $40,000 is made to a restricted cash account and used to repurchase the stock at a price of $4.50 per share.	298,495	613,500
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
	45,000	105,000
Total common shares subject to guarantees	418,495	818,500
Less current portion	418,495	640,000
Long term portion of common shares subject to guarantees	$--	$178,500

Aggregate Maturities

2012	$1,518,392
2013	1,989,048
2014	299,500
2015	176,667
2016	-
$3,983,607

Interest expense for the years ended December 31, 2011 and 2010 was $233,739 and $200,642, respectively.

A number of convertible note holders have the option to purchase stock at prices ranging from $.60 to $2.55, with the amount being the difference between current outstanding principal balance and the original note payable amount. As of December 31, 2011, $1,924,066 of debt can be converted to 1,569,883 shares of the company’s common stock.

The Company has an outstanding stand-by letter of credit with a financial institution in the amount of $75,000 related to an office lease security deposit. This letter of credit expires on August 31, 2012.

NOTE 7 -	DEFERRED COMPENSATION

As part of an acquisition, the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after retirement.

The value of future payments required under the agreement is being charged to operations over the period of expected active employment until the employee reaches her retirement date, in December, 2012.

Assets intended to fund this liability include an investment in marketable securities (Note 2) with a balance of $162,323 and $157,014, as of December 31, 2011 and 2010, respectively, and a life insurance policy with a $300,000 death benefit and a cash surrender value as of December 31, 2011 and 2010, of $60,234 and $54,634, respectively. All incidents of ownership accrue to the Company, which is the designated beneficiary. There are no loans outstanding on the insurance policy.

NOTE 8 -	INCOME TAXES

Income tax expense for the years ended December 31, 2011 and 2010 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as bad debts, charitable contributions and depreciation, as well as the effects of different financial accounting and tax bases of certain assets.

Income tax expense consists of the following components:

	Years Ending December 31
	2011	2010
Federal
Current	$353,017	$272,425
Deferred	(271,927)	(289,809)
State and Local
Current	77,318	28,119
Deferred	(49,649)	(52,853)
	$108,759	$(42,118)

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the periods ended December 31:

	Years Ended December 31
	2011	2010

Statutory rate applied to earnings (loss) before income taxes	$112,373	$(212,902)
Increase (decrease) in income taxes resulting from:
		-
Change in allowance for doubtful accounts	(16,148)	(31,820)
Depreciation variances	22,056	35,206
Audit settlements	-	133,000
Foreign tax credits	(10,028)	-
Other	506	34,398
Tax expense (benefit)	$108,759	$(42,118)

The tax effects of temporary differences that gave rise to significant portions of deferred tax liabilities are as follows:

	December 31
	2011	2010

Deferred income tax liabilities:
Primarily difference in tax basis of
Membership lists	$$1,015,325	$1,336,904

NOTE 9 -	STOCKHOLDERS’ EQUITY

Purchase-Related Transactions

In 2011 and 2010, IMS repurchased 70,000 and 130,667 shares respectively, of common stock at $4.50 per share using restricted cash of $315,005 and $588,000 respectively, thereby releasing $315,005 and $588,000 of common stock guarantee in the respective years.

In 2011and 2010, IMS repurchased 20,004 and 15,001 shares of common stock at $3.00 per share, using unrestricted cash, thereby releasing $60,000 and $45,000 of common stock guarantee in the respective years.

In both 2011 and 2010, IMS repurchased 8,334 shares of common stock at $3.00 per share using $25,000 of Trade dollars (earned trade account receivable), thereby releasing $25,000 of the common stock guarantee in each year.

Stock Issued as Compensation

During 2010, IMS issued 165,000 shares of IMS stock to several consulting firms for services. The fair value of the stock was $169,750.

In April, 2010 IMS issued 8,333 shares of common stock to the then interim Chief Financial Officer of the Company as a bonus. The fair value of the shares was $5,833.

In July, 2010, the independent directors and the corporate secretary were each issued 8,000 shares of IMS common stock as part of their directors’ compensation. The value of the stock was $43,680, and was initially recorded as prepaid expense, amortizing over a period of 12 months.

 During 2011, IMS issued 25,000 shares of IMS stock to several consulting firms for services. The fair value of the stock was $18,800.

In July, 2011, the independent directors and the corporate secretary were each issued 8,000 shares of IMS common stock as part of their directors’ compensation. The value of the stock was $33,120, and was initially recorded as prepaid expense, amortizing over a period of 12 months.

Other Treasury Stock Transaction

In September, 2010, the Company received 79,164 shares of common stock with a value of $67,289 in settlement of a lawsuit.  The shares were placed in treasury.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company made the following purchases:

In 2010 the Company purchased 44,789 shares at a cost of $41,860 in open market transactions.
In 2011 the Company purchased 1,521,934 shares at a cost of $1,417,403 in open market transactions.
In 2011, the Company purchased 169,167 shares at a cost of $221,233 in several private transactions from unrelated parties.

Share retirements

During 2011, the Company retired 2,520,783 shares acquired at a cost of $4,857,598.

Stock Options

As of December 31, 2011 and 2010, there were no options outstanding.

Warrants

366,667 fully vested warrants with an option price of $3.30 per share expired in May, 2011.

No warrants were issued in the current year.

No warrants were outstanding as of December 31, 2011.

Stock Guarantee Liability

The stock guarantee liability was reduced by $400,005 and $658,000 during 2011 and 2010, respectively, through treasury stock buy backs as described above.

 Other Comprehensive Income (Loss)

ASC 220 establishes rules for reporting and displaying of comprehensive income and its components.  Comprehensive income is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from unrealized gains or losses on equity investments and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Toronto, Canada. The total of these various items was $2,497 and $26,699 in 2011 and 2010, respectively.

Proposed Sale of Stock

In December, 2010, the Company decided to indefinitely postpone raising capital via a proposed offering of preferred shares. Accordingly, approximately $116,000 in legal and other costs relating to the offering was recognized as expense in 2010.

NOTE 10 -	RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The original lease began October 1, 2002 and extended through September 30, 2010. Upon expiration, the lease was renewed for a term of 3 years, through September, 2013. Under the old lease, payments were $8,000 monthly plus certain operating costs, including sales and use taxes, insurance, utilities, maintenance, and non-structural repairs. Under the new lease, the monthly payment increased to $9,740 per month plus operating costs. Total payments in 2011 and 2010 were $116,880 and $101,219, respectively.

The Company currently leases office space in Rochester, New York, from a member of the board of directors of the Company. The triple net lease commenced in February 2007, and, in 2011, was extended through 2015. Monthly rental payments are $6,644. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2011 and 2010 were $79,728 each year.

As part of the acquisition of a trade exchange in St. Louis, Mo, as described above, the company agreed to lease the offices of that exchange from the former owner, who is now an employee of IMS. In accordance with this agreement, the Company currently leases approximately 5,000 square feet of office space located at Maryland Heights, MO at a cost of $4,000 per month. The triple net lease began in October, 2011 and ends in September, 2014. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2011 were $12,000.

See Note 5 for a discussion of related party debt.

The Company sold trade dollars to employees and directors at a discount during the years ended December 31, 2011 and 2010 of $108,179 and $217,793, respectively. The value of trade dollars sold related to these transactions was $213,859 and $368,737.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2016. Total rent expense for all operating leases for 2011 and 2010, is summarized as follows:

	2011	2010
Related party leases	$208,608	$180,947
Office leases	497,791	762,383
Vehicle leases	16,571	18,399
	$722,970	$961,729

Minimum future lease commitments as of December 31, 2011, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles
2012	$465,037	$19,727
2013	392,969	19,727
2014	261,851	19,727
2015	162,922	4,448
2016	160,733	-
thereafter	277,905	-
	$1,721,417	$63,639

Employment Agreements

On February 28, 2011, the Compensation Committee of the board finalized employment agreements with the executive officers of the company, effective March 1, 2011 and renewing automatically each year. Key components of these agreements include involuntary termination clauses calling for payment of two years’ salary plus $ 300,000 to $ 400,000 per covered officer and change of control provisions calling for payments of one to two years’ salary and additional lump sum payments of $150,000 to $300,000, depending on the officer.

Legal Matters

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.  There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 12 -	SUBSEQUENT EVENTS

In accordance with the share buyback program described above, from January 1, 2012 to February 29, 2012, the Company purchased 60,462 shares in open market transactions at a cost of $184,920. The shares were placed in treasury.

In January, 2012, the Company issued a note payable to a private individual which combined several notes with outstanding balances of $457,364 and added $200,000 in borrowings. The new note is payable in monthly installments of $30,334, including interest at 10%.

In January and February, 2012, the Company repurchased 45,000 shares at $4.50 per share using restricted cash and 3,332 shares at $3.00 per share, in accordance with the stock guarantee agreements described above. This released $212,500 of stock guarantee liability. The shares were placed in treasury.

In a private transaction in January, 2012, the Company repurchased 143,129 shares of common stock for $314,884, paying $58,115 in cash and giving a note payable for the remaining balance. The note is payable in monthly installments of $6,268 including interest at 8%. The shares were placed in treasury.

In a private transaction in February, 2012, the Company repurchased 60,000 shares of common stock from a director of the Company, for $132,000, by issuing a note payable  The note is payable in monthly installments of $5,850 including interest at 6%. The shares were placed in treasury.