Form 10-Q
period 2012-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2012-05-04
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock, $.0001 par value, outstanding as April 30, 2012, was 8,097,017.

TABLE OF CONTENTS

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31 ,2012	December 31, 2011
	(UNAUDITED)
ASSETS
Current assets
Cash	$746,295	$1,018,250
Restricted cash	-	206,956
Marketable securities	186,040	162,323
Accounts receivable, net	830,809	1,006,278
Earned trade account	277,097	210,582
Prepaid expenses	186,052	188,715
Total current assets	2,226,293	2,793,104
Other assets
Property and equipment, net	666,987	651,118
Membership lists and other intangibles, net	5,389,316	5,718,435
Goodwill	3,507,522	3,507,522
Assets held for investment	170,936	169,031
Total non-current assets	9,734,761	10,046,106
Total assets	$11,961,054	$12,839,210
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$906,677	$1,091,823
Credit lines, short term notes, and current portion of long term debt	1,164,146	1,009,897
Current portion of notes payable to related parties, including short term note	179,345	90,000
Common stock subject to guarantee	104,975	418,495
Total current liabilities	2,355,143	2,610,215
Long-term liabilities
Long term debt, net of current portion	2,271,702	2,159,434
Notes payable related parties, net of current portion	312,465	275,000
Deferred compensation	291,000	290,000
Deferred income taxes	932,629	1,015,325
Total long-term liabilities	3,807,796	3,739,759
Total liabilities	6,162,939	6,349,974
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, and 8,097,017
issued and outstanding at both March 31, 2012 and December 31, 2011	810	810
Paid in capital	9,450,506	9,137,003
Treasury stock, 519,507 and 172,703 shares respectively	(1,330,388)	(351,614)
Accumulated other comprehensive income	37,648	18,615
Accumulated deficit	(2,360,461)	(2,315,578)
Total stockholders’ equity	5,798,115	6,489,236
Total liabilities and stockholders’ equity	$11,961,054	$12,839,210

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenue	$3,266,779	$2,978,842
Operating expenses
Employee costs	1,997,080	1,926,708
Selling, general and administrative	868,848	865,661
Depreciation and amortization	388,678	408,809
Total operating expenses	3,254,606	3,201,178

Income (loss) from operations	12,173	(222,336)

Other income (expense)
Interest income	571	118
Interest expense	(80,701)	(45,118)
Total other income (expense)	(80,130)	(45,000)

Loss before income taxes	(67,957)	(267,336)
Income tax benefit	23,074	82,781

Net loss	(44,883)	(184,555)

Components of comprehensive income (loss):
Foreign currency translation adjustment	(2,497)	4,765
Unrealized gain on available for sale securities	21,530	5,966

Comprehensive loss	$(25,850)	$(173,824)

Net loss per common share
–basic	$(.01)	$(.02)
--dilutive	$(.01)	$(.02)
Weighted average common shares outstanding
– basic	8,097,017	10,544,800
--dilutive	8,097,017	10,544,800

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,883)	$(184,555)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	388,678	408,809
Bad debt expense	6,389	11,734
Changes in assets and liabilities
Accounts receivable	169,080	160,845
Earned trade account	(152,938)	74,308
Prepaid expenses	49,823	15,771
Accounts payable and accrued expenses	(184,146)	(320,927)
Deferred tax liability	(82,696)	(71,153)
Net cash provided by operating activities	149,307	94,832
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	206,956	(120,019)
Capital expenditures	(36,166)	(76,529)
(Increase) in marketable securities	(2,203)	(8,592)
(Increase) in cash surrender value	(1,905)	(1,400)
Net cash provided by (used in) investing activities	166,682	(206,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200,000	-
Payments on credit lines	(45,000)	(20,000)
Payments on notes payable and convertible notes payable	(150,442)	(33,396)
Purchase of treasury stock	(590,005)	(51,340)
Net cash used in financing activities	(585,447)	(104,736)
Foreign currency translation adjustment	(2,497)	4,765

Net decrease in cash	(271,955)	(211,679)

Cash at beginning of period	1,018,250	804,108

Cash at end of period	$746,295	$592,429

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$56,124	$46,226
Cash paid for income taxes	$250,824	$165,319

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain (loss) on marketable securities	$21,530	$5,966
Notes issued for acquisition of assets	$-	$20,443
Notes issued for treasury stock	$388,769	$-
Release of common stock guarantees	$313,500	$15,000
Trade dollars exchanged for:
Capital expenditures	$39,263	$27,993
Prepaid expenses paid	$47,160	$34,248

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The Company's 10-K for the year ended December 31, 2011, filed on March 9, 2012, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2012 and 2011 include the accounts of the International Monetary Systems, Ltd. (“IMS” or “the Company”) and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Sources and Cost of Revenue

The Company and its subsidiaries earn revenues in both traditional cash dollars and in IMS trade dollars.

Cash income is earned through fees assessed when a member joins, transaction fees generated when clients earn or spend their trade dollars, annual and monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2012, the Company has cash in excess of FDIC insurance of $364,195. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

Stock Repurchase Financing

In January, 2012, in exchange for 143,129 shares of the Company’s common stock, the Company paid $58,115 and issued a note payable to an individual for $256,769. The note is payable in monthly installments of $6,268, including interest at 8%.

In February, 2012, in exchange for 60,000 shares of the Company’s common stock, the Company issued a note payable to a director of the Company for $132,000. The note is payable in monthly installments of $5,850, including interest at 6%.

Other Debt Transaction

In January, 2012, the Company issued a note payable to a private individual which combined several notes with outstanding balances of $457,364 and added $200,000 in borrowings. The new note is payable in monthly installments of $30,334, including interest at 10%.

The Company’s indebtedness as of March 31, 2012, includes the following:

Lines of credit payable to financial institutions, due in 2012	$153,866
Convertible notes payable to related parties, mature in 2012 and 2013	325,000
Non-convertible notes payable to related parties, maturing in 2012 and 2013	166,810
Notes payable to third parties, $396,318 due in 2012	1,722,131
Convertible notes payable, fixed conversion terms, $324,389 matures in 2012	1,559,851
Total indebtedness	3,927,658
Less current maturities, including credit lines and short term debt	1,343,491
Long term debt, net of current maturities	$2,584,167

Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $500,000 as of March 31, 2012, which may be drawn as needed.

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

The Company’s obligation under common stock price guarantees as of March 31, 2012 totaled $105,000, all of which is current based on the scheduled redemption allowances as provided for in the underlying agreements.

 NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In the first quarter of 2012, IMS repurchased 5,000 shares of common stock at $3.00 per share, thereby releasing a total of $15,000 of common stock guarantee.

In the first quarter of 2012, IMS repurchased 66,333 shares of common stock at $4.50 per share, thereby releasing $298,500 of common stock guarantee. This constituted the final payments for this particular guarantee. Satisfaction of this repayment obligation also completed the Company’s use of the restricted cash account.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company made the following purchases during the first quarter of 2012:

72,344 shares at a cost of $218,381 in open market transactions

143,129 shares at a cost of $314,884 in a private transaction from an unrelated party

60,000 shares at a cost of $132,000 in a private transaction from a director of the Company

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date.

There are no options outstanding at March 31, 2012.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of March 31, 2012.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months ended March 31, 2012 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7 – SUBSEQUENT EVENTS

In April, 2012, the Company issued a $100,000 note payable to a private party. The terms of the note call for quarterly interest payments at 10% for two years, after which the note is payable in 24 monthly installments of $4,614, including interest at 10%.

From April 1 through April 30, 2012, the Company repurchased 33,600 shares at a cost of $87,372 in accordance with the stock repurchase plan described above.

On May 1, 2012, the Company issued a $460,000 note payable to a private party in exchange for the repurchase of 200,000 shares at $1.80 per share and repayment of an additional advance of $100,000. The note is payable in 36 monthly installments of $13,994, including interest at 6%.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Operations

Revenue increased 9.7% in the first quarter of 2012 compared to the first quarter of 2011.

Cash provided by operations was $149,307 in the first quarter of 2012 compared to cash provided by operations of $94,832 in the first three months of 2011.

The Company completed the sale of its first franchise territory during the quarter. It is not expected to have a material affect on the Company’s results of operations for the next twelve months.

Return to Shareholders

During the quarter ended March 31, 2012, 346,804 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan and stock buyback guarantees.

CURRENT QUARTER

During the quarter ended March 31, 2012 International Monetary Systems (“IMS” or “the Company”) generated revenues of $3,266,779, an increase of $287,934 or 9.7%, compared to the first quarter of 2011. This is the result of a 9.5% increase in transactions processed, attributable in part to our 2011 acquisitions.

Operating expenses in the quarter were $3,254,606 an increase of $ 53,426 or 1.7% compared to the first quarter of 2011. This increase is primarily due to increased employee costs, including staff costs in offices acquired in 2011, higher variable compensation tied to higher revenue, and expansion of the Company’s tele-selling staff.

The Company generated operating income of $12,173 for the first quarter, compared to an operating loss of $(222,336) in the first quarter of 2011.  After adjusting for interest and income taxes, the net loss for the quarter narrowed from $(184,555) in the first quarter of 2011 to $(44,883) in the first quarter of 2012.  Interest expense has increased as the Company services the increased debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the quarters ended March 31, 2012 and 2011 were as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2012	2011
Net (loss)	$(44,883)	$(184,555)
Interest expense	80,701	45,118
Income tax expense (benefit)	(23,074)	(82,781)
Depreciation and amortization	388,678	408,809
EBITDA	$401,422	$186,591

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On March 31, 2012, there was a working capital deficit of $128,850, which is common at this juncture in the Company’s fiscal year.  However, it is expected that most, if not all, of $410,000 of notes maturing in 2012, which contain a balloon payment at maturity, can be successfully renewed and/or refinanced under favorable terms, which may allow for a systematic, monthly repayment.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $500,000, which may be drawn as needed.

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

REVENUE SOURCES AND REVENUE RECOGNITION

The Company and its subsidiaries earn revenue in both traditional cash dollars and in IMS trade dollars. Cash income is earned through fees assessed when a member joins, annual membership fees, transaction fees generated when clients earn or spend their trade dollars, monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

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

In 2002 the Company adopted FASB ASC 350, which requires that goodwill and intangible assets be tested at least annually for impairment, or when facts and circumstances indicate an impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first three months of 2012.

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

Members of our management, including John E Strabley, our Chief Executive Officer, and David A. Powell, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2012, the end of the period covered by this report. Based upon that evaluation, Mr. Strabley and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. Based on management’s assessment and those criteria, management believes that the internal controls over financial reporting, including disclosure controls and procedures, as of March 31, 2012, were effective.

Changes in Internal Controls

In our Annual Report filed on March 9, 2012, we reported that management believed that the internal control over financial reporting as of December 31, 2011, was effective with regards to controls over financial reporting.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

Item 1A	Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
January 1 to January 31, 2012	46,666	$4.45
February 1 to February 29, 2012	1,667	$3.00
March 1 to March 31 ,2012	23,000	$4.39	35,000

Board Authorized repurchase plan
January 1 to January 31, 2012	26,914	$3.09
February 1 to February 29, 2012	33,548	$3.04
March 1 to March 31 ,2012	11,882	$2.82	No maximum

Item 3	Defaults Upon Senior Securities

None

Item 4	Specialized Matters

No applicable items for disclosure.

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

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

May 2, 2012

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

May 2, 2012