Form 10-Q
period 2012-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2012-08-08
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, $.0001 par value, outstanding as July 31, 2012, was 8,097,020.

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(UNAUDITED)
ASSETS
Current assets
Cash	$868,709	$1,018,250
Restricted cash	-	206,956
Marketable securities	180,958	162,323
Accounts receivable, net	827,538	1,006,278
Earned trade account	388,244	210,582
Prepaid expenses	169,100	188,715
Total current assets	2,434,549	2,793,104
Other assets
Property and equipment, net	690,186	651,118
Membership lists and other intangibles, net	5,054,924	5,718,435
Goodwill	3,507,522	3,507,522
Assets held for investment	171,861	169,031
Total non-current assets	9,424,493	10,046,106
Total assets	$11,859,042	$12,839,210
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,008,501	$1,091,823
Credit lines, short term notes, and current portion of long term debt	1,173,491	1,009,897
Current portion of notes payable to related parties, including short term note	405,317	90,000
Common stock subject to guarantee	89,975	418,495
Total current liabilities	2,677,284	2,610,215
Long-term liabilities
Long term debt, net of current portion	2,429,324	2,159,434
Notes payable related parties, net of current portion	230,765	275,000
Deferred compensation	291,000	290,000
Deferred income taxes	833,581	1,015,325
Total long-term liabilities	3,784,670	3,739,759
Total liabilities	6,461,954	6,349,974
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, and 8,107,020 and
8,097,020 issued and outstanding at June 30, 2012 and December 31, 2011 respectively	811	810
Paid in capital	9,472,306	9,137,003
Treasury stock, 699,383 shares at June 30, 2012 and 172,703 shares at December 31, 2011	(1,840,074)	(351,614)
Accumulated other comprehensive income	25,851	18,615
Accumulated deficit	(2,261,806)	(2,315,578)
Total stockholders’ equity	5,397,088	6,489,236
Total liabilities and stockholders’ equity	$11,859,042	$12,839,210

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$3,390,078	$3,333,139	$6,656,857	$6,311,981
Operating expenses:
Employee costs	2,000,061	1,875,275	3,997,141	3,801,983
Selling, general and administrative	798,717	865,547	1,667,565	1,731,209
Depreciation and amortization	390,200	409,905	778,878	818,714
Total operating expenses	3,188,978	3,150,727	6,443,584	6,351,906

Income (loss) from operations	201,100	182,412	213,273	(39,925)

Other income (expense)
Interest income	94	23	674	142
Gain on sales of assets	5,672	--	5,672	--
Interest expense	(84,040)	(52,505)	(164,742)	(97,623)
Total other income (expense)	(78,274)	(52,482)	(158,396)	(97,481)

Income (loss) before income taxes	122,826	129,930	54,877	(137,406)
Income tax (expense) benefit	(24,179)	(52,734)	(1,105)	30,047

Net income (loss)	98,647	77,196	53,772	(107,359)

Components of comprehensive income (loss):
Foreign currency translation adjustment	(4,466)	1,802	(6,963)	6,567
Unrealized gain on available for sale securities	(7,331)	(370)	14,199	5,596

Comprehensive income (loss)	$86,850	78,628	$61,008	(95,196)

Net income (loss) per
common share – basic	$.01	$.01	$.01	$(.01)
- dilutive	$.01	$.01	$.01	$(.01)
Weighted average common
shares outstanding – basic	8,097,240	10,072,775	8,097,130	10,307,484
- dilutive	8,865,501	10,072,775	9,514,820	10,307,484

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,772	$(107,359)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	778,878	818,714
Stock issued for services	6,800	9,000
Bad debt expense	(15,068)	25,481
Gain on sales of assets	(5,672)	-
Changes in assets and liabilities
Accounts receivable	193,808	174,007
Earned trade account	(308,791)	(19,998)
Prepaid expenses	103,028	115,369
Accounts payable and accrued expenses	(82,321)	(304,962)
Deferred tax liability	(181,744)	(142,306)
Net cash provided by operating activities	542,690	567,946
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	206,956	(82,535)
Capital expenditures	(97,977)	(116,209)
(Increase) in marketable securities	(4,500)	(4,435)
(Increase) in cash surrender value	(3,305)	(2,800)
Net cash provided by (used in) investing activities	101,174	(205,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related parties	--	230,000
Proceeds from notes payable	400,000	330,000
Net repayments on credit lines	(36,599)	(86,916)
Payments on notes payable, convertible notes payable, and related party notes	(370,142)	(98,664)
Purchase of treasury stock	(779,701)	(699,239)
Net cash used in financing activities	(786,442)	(324,819)
Foreign currency translation adjustment	(6,963)	6,567

Net increase (decrease) in cash	(149,541)	43,715

Cash at beginning of period	1,018,250	804,108

Cash at end of period	$868,709	$847,823

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$161,173	$95,420
Cash paid for income taxes	$259,960	$165,329

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$14,199	$5,596
Notes issued for acquisition of assets	$-	$20,443
Notes issued for treasury stock	$616,769	$-
Notes issued to related parties for treasury stock	$292,000	$-
Treasury stock retired	$-	$3,831,458
Release of common stock guarantees	$328,500	$212,500
Common stock issued for conversion of note payable	$200,000	$-
Trade dollars exchanged for:
Capital expenditures	$60,800	$36,083
Prepaid expenses paid	$83,413	$88,679
Purchase of treasury stock	$-	$25,000
Trade dollars received for capital assets	$13,084	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The Company's 10-K for the year ended December 31, 2011, filed on March 9, 2012, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2012 and 2011 include the accounts of the International Monetary Systems, Ltd. (“IMS” or “the Company”) and its’ wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2012, the Company has cash in excess of FDIC insurance of approximately $500,000. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

Stock Repurchase Financing

In January 2012, in exchange for 143,129 shares of the Company’s common stock, the Company paid $58,115 and issued a note payable to an individual for $256,769. The note is payable in 48 monthly installments of $6,268, including interest at 8%.

In February 2012, in exchange for 60,000 shares of the Company’s common stock, the Company issued a note payable to a director of the Company for $132,000. The note is payable in 24 monthly installments of $5,850, including interest at 6%.

In April 2012, the Company issued a $100,000 note payable to a private party. The terms of the note call for quarterly interest payments at 10% for two years, after which the note is payable in 24 monthly installments of $4,614, including interest at 10%.

On May 1, 2012, the Company issued a $460,000 note payable to a private party in exchange for the repurchase of 200,000 shares at $1.80 per share and repayment of an additional advance of $100,000. The note is payable in 36 monthly installments of $13,994, including interest at 6%.

On June 18, 2012, the Company issued notes payable totaling $160,000 to repurchase 133,335 shares of common stock from the retiring Company secretary and 3 retiring directors. The terms of the notes call for an initial payment of $10,000 each on July 1, 2012 and 12 monthly payments of $2,581 thereafter, including interest at 6%.

Other Debt Transactions

In January 2012, the Company issued a note payable to a private individual which combined several notes with outstanding balances of $457,364 and added $200,000 in borrowings. The new note is payable in 24 monthly installments of $30,334, including interest at 10%, beginning February, 2012.

In April 2012, a convertible note payable to a director in the amount of $50,000, with a due date in May 2012, was renewed. The new due date is April 30, 2013. No other terms of the note were modified.

In June 2012, a convertible note payable to an officer in the amount of $20,000, with a due date in June 2012, was renewed. The new due date is June 7, 2013. No other terms of the note were modified.

In June 2012, a convertible note payable to an officer in the amount of $20,000, with a due date in November 2012, was renewed. The new due date is October 28, 2013. No other terms of the note were modified.

In June 2012, the holder of a convertible note with an outstanding balance of $200,000 exercised the conversion option and exchanged the note for 266,667 shares of the Company’s common stock.

The Company’s indebtedness as of June 30, 2012, includes the following:

Lines of credit payable to financial institutions, due in 2012	$162,267
Convertible notes payable to related parties, mature in 2013 and 2014, $32,170 due in 2012	485,000
Non-convertible notes payable to related parties, maturing in 2013 and 2014	151,082
Notes payable to third parties, $315,494 due in 2012	2,021,211
Convertible notes payable, fixed conversion terms, $83,876 due in 2012	1,419,337
Total indebtedness	4,238,897
Less current maturities, including credit lines and short term debt	1,578,808
Long term debt, net of current maturities	$2,660,089

Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity totaling approximately $500,000 as of June 30, 2012, which may be drawn as needed.

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

The Company’s obligation under common stock price guarantees as of June 30, 2012 totaled approximately $90,000, all of which is current based on the scheduled redemption allowances as provided for in the underlying agreements. $75,000 of the total is payable in trade dollars.

 NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In the first and second quarters of 2012, IMS repurchased 10,000 shares of common stock at $3.00 per share, thereby releasing a total of $30,000 of common stock guarantee.

In the first quarter of 2012, IMS repurchased 66,333 shares of common stock at $4.50 per share, thereby releasing $298,500 of common stock guarantee. This constituted the final payments for this particular guarantee. Satisfaction of this repayment obligation also completed the Company’s use of the restricted cash account.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company made the following purchases in 2012:

First quarter:
72,614 shares at a cost of $218,381 in open market transactions
143,129 shares at a cost of $314,884 in a private transaction from an unrelated party
60,000 shares at a cost of $132,000 in a private transaction from a director of the Company

Second quarter:
107,940 shares at a cost of $174,685 in open market transactions
200,000 shares at a cost of $360,000 in a private transaction from an unrelated party
133,335 shares at a cost of $160,000 in private transactions from 4 retiring members of the board of directors of the Company

Stock Issued for Services

On June 28, 2012, the Company issued 10,000 shares of common stock for consulting services. The value of the stock at the time of issuance was $6,800, based on a market value of $.68 on the date of issuance.

Stock Options

The Company adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. Final exercise date is any time prior to the five-year anniversary of the first exercise date.

There are no options outstanding at June 30, 2012.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of June 30, 2012.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the six months ended June 30, 2012 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There currently are no open litigation matters which the Company feels will result in a material loss.

NOTE 7 – SUBSEQUENT EVENTS

In July 2012, the Company issued a $50,000 note payable to a private party. The terms of the note call for quarterly interest payments at 10% for two years, after which the note is payable in 24 monthly installments of $2,307, including interest at 10%.

In July and August, 2012, the Company retired 624,385 shares of treasury stock, acquired at a cost of $1,735,083.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Operations

Revenue increased 5.5% in the first two quarters of 2012 compared to the same period in 2011.

Income from operations increased to $213,273 in the first half of 2012 compared to an operating loss of $(39,925) in the first half of 2011.

The Company has completed the sale of two franchise territories during the year. They are not expected to have a material affect on the Company’s results of operations for the next twelve months.

Return to Shareholders

During the six months ended June 30, 2012, 793,351 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan and stock buyback guarantees.

CURRENT QUARTER

During the quarter ended June 30, 2012 International Monetary Systems (“IMS” or “the Company”) generated revenues of $3,390,078, an increase of $56,939 or 1.7%, compared to the second quarter of 2011.

Operating expenses in the quarter were $3,188,978 an increase of $ 38,251 or 1.2% compared to the second quarter of 2011. This increase is primarily due to increased employee costs, including staff costs in offices acquired in 2011, higher variable compensation tied to higher revenue, and expansion of the Company’s tele-selling staff.

The Company generated operating income of $201,100 for the second quarter, compared to $182,412 in 2011.  After adjusting for interest and income taxes, the net income for the quarter was $98,647 compared to net income of $77,196 in the second quarter of 2012.  Interest expense has increased as the Company services the increased debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the three months ended June 30, 2012 and 2011 were as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2012	2011
Net (loss)	$98,647	$77,196
Interest expense	84,040	52,505
Income tax expense (benefit)	24,179	52,734
Depreciation and amortization	390,200	409,905
EBITDA	$597,066	$592,340

YEAR TO DATE

During the six months ended June 30, 2012 International Monetary Systems (“IMS” or “the Company”) generated revenues of $6,656,857, an increase of $344,876 or 5.5%, compared to the first six months of 2011. This is the result of a 6% increase in transactions processed, attributable in part to our 2011 acquisitions.

Operating expenses in the quarter were $6,443,584 an increase of $91,678 or 1.4% compared to the second quarter of 2011. This increase is primarily due to increased employee costs, including staff costs in offices acquired in 2011, higher variable compensation tied to higher revenue, and expansion of the Company’s tele-selling staff.

The Company generated operating income of $213,273 year to date, compared to an operating loss of $(39,925) in 2011.  After adjusting for interest and income taxes, the net income for the first six months of 2012 was $53,772 compared to a loss of $(107,359) for the same period in 2011. Interest expense has increased as the Company services the increased debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the six months ended June 30, 2012 and 2011 were as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2012	2011
Net income (loss)	$53,772	$(107,359)
Interest expense	164,742	97,623
Income tax expense (benefit)	1,105	(30,047)
Depreciation and amortization	778,878	818,714
EBITDA	$998,497	$778,931

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On June 30, 2012, there was a working capital deficit of $242,735, which is common at this juncture in the Company’s fiscal year.  However, it is expected that most, if not all, of $200,000 of notes maturing in 2012, which contain a balloon payment at maturity, can be successfully renewed and/or refinanced under favorable terms, which may allow for a systematic, monthly repayment.

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

In 2002 the Company adopted FASB ASC 350, which requires that goodwill and intangible assets be tested at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first three months of 2012.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4 CONTROLS AND PROCEDURES

Members of our management, including John E Strabley, our Chief Executive Officer, and David A. Powell, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2012, the end of the period covered by this report. Based upon that evaluation, Mr. Strabley and Mr. Powell concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. Based on management’s assessment and those criteria, management believes that the internal controls over financial reporting, including disclosure controls and procedures, as of June 30, 2012, were effective.

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

Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
April 1 to April 30, 2012	1,667	$3.00
May 1 to May 31, 2012	1,667	$3.00
June 1 to June 30 ,2012	1,667	$3.00	30,000

Board Authorized repurchase plan
April 1 to April 30, 2012	33,600	$2.60
May 1 to May 31, 2012	217,989	$1.85
June 1 to June 30 ,2012	189,686	$1.07	No maximum

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

August 8, 2012

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

August 8, 2012