Form 10-K/A
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2012-10-04
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                to

Commission File Number: 0-30853

INTERNATIONAL MONETARY SYSTEMS, LTD.
 (Exact name of registrant as specified in its charter)

Wisconsin	39-1924096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16901 West Glendale Drive New Berlin, WI	53151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 780-3640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐    No   ☒

There were 8,097,017 shares of the Registrant’s Common Stock outstanding at March 1, 2012.

Explanatory Note

The Company is amending Form 10K for the year ended December 31, 2011 for the purpose of changing ITEM 9(A)T to read as follows:

Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer)  and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Item 6.      Exhibits

Exhibit Number	Exhibit Title
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: October 4, 2012	By:	/s/ John E Strabley

John E Strabley, Chief Executive Officer
(Principal Executive Officer)

Dated: October 4, 2012	By:	/s/ David A. Powell

David A. Powell, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John E Strabley	Principal Executive Officer,	October 4, 2012
John E. Strabley	CEO and Director

/s/ David A Powell	Principal Financial Officer,	October 4, 2012
David A Powell	Principal Accounting Officer

/s/ Dale L. Mardak	President	October 4, 2012
Dale L. Mardak	and Director

/s/ Donald F. Mardak	Chairman of the Board	October 4, 2012
Donald F. Mardak	and Director

/s/ Wayne R. Dalin	Director and Chairman of the	October 4, 2012
Wayne R. Dalin	Audit Committee