Form 10-Q
period 2012-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2012-11-06
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, $.0001 par value, outstanding as of October 31, 2012, was 7,482,632.

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(UNAUDITED)
ASSETS
Current assets
Cash	$968,207	$1,018,250
Restricted cash	-	206,956
Marketable securities	193,145	162,323
Accounts receivable, net	723,219	1,006,278
Earned trade account	388,577	210,582
Prepaid expenses	167,985	188,715
Total current assets	2,441,133	2,793,104
Other assets
Property and equipment, net	660,015	651,118
Membership lists and other intangibles, net	4,729,720	5,718,435
Goodwill	3,507,522	3,507,522
Assets held for investment	163,061	169,031
Total non-current assets	9,060,318	10,046,106
Total assets	$11,501,451	$12,839,210
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,008,236	$1,091,823
Credit lines, short term notes, and current portion of long term debt	1,396,894	1,009,897
Current portion of notes payable to related parties, including short term note	346,797	90,000
Common stock subject to guarantee	75,000	418,495
Total current liabilities	2,826,927	2,610,215
Long-term liabilities
Long term debt, net of current portion	1,982,223	2,159,434
Notes payable related parties, net of current portion	213,816	275,000
Deferred compensation	291,000	290,000
Deferred income taxes	768,748	1,015,325
Total long-term liabilities	3,255,787	3,739,759
Total liabilities	6,082,714	6,349,974
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, and 7,482,632 and 8,097,020 issued and outstanding at September 30, 2012 and December 31, 2011 respectively	749	810
Paid in capital	7,752,316	9,137,003
Treasury stock, 97,313 shares at September 30, 2012 and 172,703 shares at December 31, 2011	(134,594)	(351,614)
Accumulated other comprehensive income	36,776	18,615
Accumulated deficit	(2,236,510)	(2,315,578)
Total stockholders’ equity	5,418,737	6,489,236
Total liabilities and stockholders’ equity	$11,501,451	$12,839,210

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$3,256,392	$3,204,786	$9,913,249	$9,516,767
Operating expenses:
Employee costs	1,943,879	1,879,594	5,940,971	5,681,577
Selling, general and administrative	819,126	725,981	2,486,693	2,457,189
Depreciation and amortization	371,977	409,909	1,150,855	1,228,623
Total operating expenses	3,134,982	3,015,484	9,578,519	9,367,389

Income from operations	121,410	189,302	334,730	149,378

Other income (expense)
Interest income	137	43	802	184
Gain (Loss) on sales of assets	(2,600)	(409)	3,072	(409)
Interest expense	(82,253)	(63,348)	(246,994)	(160,971)
Total other income (expense)	(84,716)	(63,714)	(243,120)	(161,196)

Income (loss) before income taxes	36,694	125,588	91,610	(11,818)
Income tax (expense) benefit	(11,438)	(20,098)	(12,542)	9,949

Net income (loss)	25,256	105,490	79,068	(1,869)

Components of comprehensive income (loss):
Foreign currency translation adjustment	989	(13,267)	(5,974)	(6,700)
Unrealized gain on available for sale securities	9,937	(23,914)	24,136	(18,318)

Comprehensive income (loss)	$36,182	$68,309	$97,230	$(26,887)

Net income (loss) per
common share – basic	$.00	$.01	$.01	$(.00)
- dilutive	$.00	$.01	$.01	$(.00)
Weighted average common
shares outstanding – basic	7,721,790	8,949,610	7,971,030	9,849,885
- dilutive	7,721,790	10,273,087	7,971,030	9,849,885

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$79,068	$(1,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,150,855	1,228,623
Stock issued for services	6,800	18,800
Bad debt expense	(18,050)	(12,385)
Gain (loss) on sales of assets	(3,072)	409
Amortization of note discount	9,096	-
Changes in assets and liabilities
Accounts receivable	301,109	206,829
Earned trade account	(357,825)	(69,151)
Prepaid expenses	148,011	137,991
Accounts payable and accrued expenses	(82,587)	(361,194)
Deferred tax liability	(246,577)	(213,461)
Net cash provided by operating activities	986,828	934,592
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	206,956	(202,574)
Capital expenditures	(104,685)	(163,005)
(Increase) in marketable securities	(6,750)	(6,684)
(Increase) in cash surrender value	(4,705)	(4,201)
Net cash provided by (used in) investing activities	90,816	(376,464)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related parties	-	230,000
Proceeds from notes payable	450,000	910,000
Net repayments on credit lines	(111,260)	18,084
Payments on notes payable, convertible notes payable, and related party notes	(651,206)	(226,404)
Purchase of treasury stock	(809,247)	(1,289,623)
Net cash used in financing activities	(1,121,713)	(357,943)
Foreign currency translation adjustment	(5,974)	(6,700)

Net increase (decrease) in cash	(50,043)	193,485

Cash at beginning of period	1,018,250	804,108

Cash at end of period	$968,207	$997,593

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$247,307	$157,061
Cash paid for income taxes	$309,960	$277,586

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$24,136	$(18,318)
Notes issued for acquisition of assets	$-	$377,143
Notes issued for treasury stock	$616,769	$206,500
Notes issued to related parties for treasury stock	$292,000	$-
Treasury stock retired	$1,735,053	$4,423,709
Release of common stock guarantees	$343,500	$227,500
Common stock issued for conversion of note payable	$200,000	$-
Trade dollars exchanged for:
Capital expenditures	$73,233	$48,031
Prepaid expenses paid	$127,281	$113,191
Purchase of treasury stock	$-	$25,000
Trade dollars received for capital assets	$20,684	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Cash Revenue

Cash income is earned through fees assessed when a member joins, transaction fees generated when clients earn or spend their trade dollars, annual and monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

Trade Dollar Revenue

Trade revenue is similarly generated through initial membership fees, monthly maintenance fees, transaction fees and event fees. Occasionally the Company will accept a favorable trade ratio in lieu of a cash fee.

Revenue Recognition

All revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Transaction fees are recognized upon receipt of transactional information accumulated by our systems or reported by our clients.

Membership fees, monthly maintenance fees, finance charges, and other fees are billed monthly to members' accounts, and are recognized in the month the revenue is earned.

Use of Trade Dollars

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

NOTE 2 - CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2012, the Company has cash in excess of FDIC insurance of approximately $600,000. No losses have been incurred related to this credit risk exposure.

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

 In June 2012, a convertible note payable to an officer in the amount of $20,000, with a due date in November, 2012, was renewed. The new due date is October 28, 2013. No other terms of the note were modified.

In June 2012, the holder of a convertible note with an outstanding balance of $200,000 exercised the conversion option and exchanged the note for 266,667 shares, issued from treasury, of the Company’s common stock.

In July 2012, the Company issued a note payable to a private individual in the amount of $50,000. The terms of the note call for quarterly interest payments at 10% for two years, after which the note is payable in 24 monthly installments of $2,307, including interest at 10%.

In August, 2012, the Company reached agreement on a line of credit facility with a new financial institution, replacing one that expired at the same time. The new line of credit has a maximum borrowing capacity of $500,000, with an interest rate which varies based on a bank defined index. The rate is initially 4%. As security for the loan, the Company granted a security interest in substantially all its assets. Additionally, Three of the executive officers of the Company have personally guaranteed the line of credit.

On September 27, 2012, the Company renewed a convertible note payable to a private individual with a current outstanding balance of $864,651. The note will continue to be paid under the original terms of the note with monthly payments of $15,858 until April 29, 2013, when monthly payments will increase to $37,453, including interest at 10%, until the balance is paid in full.

The Company’s indebtedness as of September 30, 2012, includes the following:

Lines of credit payable to financial institutions, due in 2013	$87,606
Convertible notes payable to related parties, mature in 2013 and 2014, $16,206 due in 2012	325,000
Non-convertible notes payable to related parties, maturing in 2013 and 2014	235,614
Notes payable to third parties, $154,912 due in 2012	2,013,630
Convertible notes payable, fixed conversion terms, $42,420 due in 2012	1,277,880
Total indebtedness	3,939,730
Less current maturities, including credit lines and short term debt	1,743,691
Long term debt, net of current maturities	$2,196,039

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $534,000 as of September 30, 2012, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

Common Shares Subject to Guarantees

As part of various prior acquisition agreements, which included stock consideration by the Company, IMS guaranteed the stock price of the stock consideration based on the fair market value of the stock at the time of the applicable acquisition agreements.  Accordingly, the guaranteed values of the shares are recorded as a liability on the accompanying financial statements.

The Company’s obligation under common stock price guarantees as of September 30, 2012 totaled approximately $75,000, all of which is current based on the scheduled redemption allowances as provided for in the underlying agreements. The entire $75,000 is payable in trade dollars.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In the first three quarters of 2012, IMS repurchased 15,000 shares of common stock at $3.00 per share, thereby releasing a total of $45,000 of common stock guarantee. This constituted the final payments for this particular guarantee.

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

Third quarter:
17,317 shares at a cost of $14,572 in open market transactions

Treasury Stock Retirements

In August, 2012, the Company retired 624,385 shares of treasury stock which had been acquired at a cost of $1,735,053. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

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

There are no options outstanding at September 30, 2012.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of September 30, 2012.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the nine months ended September 30, 2012 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There currently are no open litigation matters which the Company feels will result in a material loss.

NOTE 7 – SUBSEQUENT EVENTS

In October, 2012, the Company repurchased 24,558 shares of common stock in open market transactions in accordance with the above described stock buyback plan , at a cost of $22,326. The shares were placed in treasury.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Operations

Revenue increased 4.2% in the first three quarters of 2012 compared to the same period in 2011.

Income from operations increased to $334,730 in the first three quarters of 2012 compared to an operating income of $149,378 in the first three quarters of 2011.

The Company has completed the sale of two franchise territories during the year, with a third sale to be completed in the fourth quarter. They are not expected to materially affect the Company’s results of operations for the next twelve months.

Return to Shareholders

During the nine months ended September 30, 2012, 815,668 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan and stock buyback guarantees.

During the nine months ended September 30, 2012, 624,385 shares of treasury stock were retired.

CURRENT QUARTER

During the quarter ended September 30, 2012 International Monetary Systems (“IMS” or “the Company”) generated revenues of $3,256,392, an increase of $51,606 or 1.6%, compared to the third quarter of 2011.

Operating expenses in the quarter were $3,134,982 an increase of $119,498 or 3.9% compared to the third quarter of 2011. This increase is primarily due to increased employee costs, including staff costs in offices acquired in 2011, higher variable compensation tied to higher revenue, and expansion of the Company’s tele-selling staff.

The Company generated operating income of $121,410 for the third quarter, compared to $189,302 in 2011.  After adjusting for interest and income taxes, the net income for the quarter was $25,256 compared to net income of $105,490 in the third quarter of 2011.  Interest expense has increased as the Company services the increased debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the three months ended September 30, 2012 and 2011 were as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2012	2011
Net income	$25,256	$105,490
Interest expense	82,253	63,348
Income tax expense	11,438	20,098
Depreciation and amortization	371,977	409,909
EBITDA	$490,924	$598,845

YEAR TO DATE

During the nine months ended September 30, 2012 International Monetary Systems (“IMS” or “the Company”) generated revenues of $9,913,249, an increase of $396,482 or 4.2%, compared to the first nine months of 2011. This is the result of a 3.6% increase in transactions processed, attributable in part to our 2011 acquisitions.

Operating expenses for the first nine months were $9,578,519 an increase of $211,130 or 2.2% compared to first nine months of 2011. This increase is primarily due to increased employee costs, including staff costs in offices acquired in 2011, higher variable compensation tied to higher revenue, and expansion of the Company’s tele-selling staff.

The Company generated operating income of $334,730 year to date, compared to operating income of $149,378 in 2011.  After adjusting for interest and income taxes, the net income for the first nine months of 2012 was $79,068 compared to a net loss of $1,869 for the same period in 2011. Interest expense has increased as the Company services the increased debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the nine months ended September 30, 2012 and 2011 were as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2012	2011
Net income (loss)	$79,068	$(1,869)
Interest expense	246,994	160,971
Income tax expense (benefit)	12,542	(9,949)
Depreciation and amortization	1,150,855	1,228,623
EBITDA	$1,489,459	$1,377,776

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On September 30, 2012, there was a working capital deficit of $385,794, which is common at this juncture in the Company’s fiscal year.  However, it is expected that most, if not all, of $405,000 of notes maturing in the next twelve months, which contain a balloon payment at maturity, can be successfully renewed and/or refinanced under favorable terms, which should allow for a systematic, monthly repayment. $135,000 of the deficit relates to future liabilities for time off earned by employees, but not yet taken. This liability would not be paid at one time, but rather over the course of future operations, and at least partially funded by a corresponding reduction in future payroll expense paid.

We believe that current cash needs can be met with the present cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity in excess of $500,000, which may be drawn as needed.

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

Cash Revenue

Cash income is earned through fees assessed when a member joins, transaction fees generated when clients earn or spend their trade dollars, annual and monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

Trade Dollar Revenue

Trade revenue is similarly generated through initial membership fees, monthly maintenance fees, transaction fees and event fees. Occasionally the Company will accept a favorable trade ratio in lieu of a cash fee.

Revenue Recognition

All revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Transaction fees are recognized upon receipt of transactional information accumulated by our systems or reported by our clients.

Membership fees, monthly maintenance fees, finance charges, and other fees are billed monthly to members' accounts, and are recognized in the month the revenue is earned.

Use of Trade Dollars

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

In 2002 the Company adopted FASB ASC 350, which requires that goodwill and intangible assets be tested at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first nine months of 2012.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of September 30, 2012, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
July 1 to July 31, 2012	1,667	$3.00
August 1 to August 31, 2012	1,667	$3.00
September 1 to September 31 ,2012	1,667	$3.00	25,000

Board Authorized repurchase plan
August 1 to August 31, 2012	9,167	$.81
September 1 to September 30, 2012	8,150	$.88

Item 3	Defaults Upon Senior Securities

None

Item 4	Specialized Matters

No applicable items for disclosure.

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

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

November 6, 2012

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

November 6, 2012