Form 10-K
period 2012-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2013-03-11
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

As of March 1, 2013 the Registrant had 7,529,300 issued and outstanding shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2012 (the last business day of our most recently completed second quarter) was $3,490,707 using the bid  price on June 30, 2012.

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

As compensation for providing its services, the trade exchange generally charges a one-time set-up fee, monthly maintenance fees and/or a percentage of the price of each transaction (usually 10% to 15%). These fees are typically paid by the member to the trade exchange in cash and trade dollars.

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

The leases on all properties aside from the New Berlin, Wisconsin facility, the office in Rochester, NY, and the offices in Maryland Heights, MO, are from unaffiliated parties and range from a month-to-month basis to leases expiring in 2019. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location, at comparable expense.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no legal claims pending which we feel will result in material loss to the Company.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were no sales of unregistered securities during 2012.

Trading information for the last two fiscal years:

	High	Low
Fiscal 2012
First quarter ended March 31, 2012	$3.25	$2.40
Second quarter ended June 30, 2012	$2.60	$0.52
Third quarter ended September 30, 2012	$0.95	$0.75
Fourth quarter ended December 31, 2012	$1.07	$0.75

Fiscal 2011
First quarter ended March 31, 2011	$0.85	$0.57
Second quarter ended June 30, 2011	$1.15	$0.60
Third quarter ended September 30, 2011	$1.56	$0.68
Fourth quarter ended December 31, 2011	$3.34	$1.55

Repurchases in the fourth quarter of 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number Of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans
Purchase related stock buyback guarantees
October 1 to October 31, 2012	None
November 1 to November 30, 2012	None
December 1 to December 31, 2012	None
Board Authorized repurchase plan
October 1 to October 31, 2012	24,558	$0.90	24,558
November 1 to November 30, 2012	12,033	$0.76	12,033	No
December 1 to December 31, 2012	20,338	$0.84	20,338	Maximum

As of December 31, 2012, the approximate number of shareholders of record was 450.

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

Following are some of the highlights of 2012:

Return to Shareholders

●
During the year 872,591 shares of the Company’s outstanding common stock were repurchased into treasury.  This represents approximately 11% of the outstanding shares of the Company as of January 1, 2012. The average price per share of all repurchases was $2.03.

 Operations

●	In 2012, the Company produced income from operations of $378,345 compared to operating income of $515,675 last year.

●	International Monetary Systems, Ltd. had EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,894,123 compared to $2,170,984, in 2011.

●	Cash flow from operations totaled approximately $1,410,000 compared to $1,467,000 in 2011.

●
The Company sold three IMS franchises in 2012. While these territories are not yet making a material contribution to operating income, management is optimistic as to the future of the franchising program as a means of expanding the IMS footprint and enhancing profitability.

●	The Company realized the operating efficiencies of integrating two additional markets, St. Louis, MO and Peterborough, Ontario, for the full year of 2012, adding approximately $270,000 to revenue.

●	Throughout the year, the Company continued to significantly improve its new TNT barter software, which allows for enhanced sales, operating and reporting efficiencies.

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

Revenue

During the year ended December 31, 2012, IMS processed approximately $212 million in billable trade purchase and sales transactions, generating gross revenue of $13,754,409 compared to $13,481,858 in 2011. The 2.0 % increase is primarily due to having a full year’s operations in the St. Louis MO and Peterborough ON markets acquired during 2011. The ratio of cash to trade revenue strengthened in 2012 vs. 2011, rising to 86% from 85%.

Revenue is somewhat seasonal with the first quarter typically accounting for approximately only 22% of the Company’s annual revenue, compared to 24 to 26% in the second and third quarters, and 26 to 29% in the fourth quarter of the year.

Cash Flows from Operations

Net cash flows from operations totaled $1,410,243 in 2012 compared to $1,466,635 in 2011.

EBITDA (earnings before interest, taxes, depreciation and amortization)

Adjustments to reconcile GAAP Net Income to EBITDA
	2012	2011
Net income	$38,806	$172,185
Interest expense	322,873	233,739
Taxes	19,023	108,759
Depreciation & amortization	1,513,421	1,656,301
Total EBITDA	$1,894,123	$2,170,984

Operating Expenses

Total operating expenses increased to $13,376,064 from $12,966,183 in 2011, a 3% increase. The main element of the increase was an approximately $465,000 rise in employee costs. This increase was due to costs associated with operating acquired offices for a full year, higher employee benefits costs, increased employee bonuses, and acceleration of officer stock awards and bonuses to 2012 to allow them to pragmatically manage the uncertain federal tax climate at year end.

Additionally, other selling, general and administrative expenses increased due primarily to the start up costs associated with the three new franchise markets sold in 2012.

Net income

Net income for 2012 was $38,806 versus $172,185 in 2011 as higher revenues were offset by increased operating expenses and higher interest expense for debt incurred to finance the stock buyback program.

FINANCIAL CONDITION

Liquidity, Commitments for Capital Resources, and Sources of Funds

At December 31, 2012, the Company had a working capital deficit of $526,058 compared to a surplus of $182,889 at December 31, 2011.

In 2011, senior management and the board of directors felt that the Company’s stock was undervalued and a stock buyback program was a good way to enhance shareholder value. Additional debt was issued to fund the majority of the buyback program. Shares were repurchased under contractual obligations, in direct transactions with shareholders, and in open market purchases.

The Company’s financial position continues to be adequate to meet continuing liquidity needs and in fact, there are a number of enhancements anticipated in 2013 as follows:

●
In 2012, IMS produced positive cash flows from operations of approximately $1,410,000. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges. In 2013, the Company is under no obligation to use these funds for stock buybacks as it did in 2012.

●
In 2012, the final payments were made on stock buyback guarantees arising from the purchase of several markets, as well as several notes given to buy back stock in private transactions.  This is expected to improve cash flow by approximately $230,000 in 2013 relative to 2012.

●
$140,000 of the working capital deficit relates to future liabilities for time off earned by employees, but not yet taken. This liability would not be paid at one time, but rather over the course of future operations, and at least partially funded by a corresponding reduction in future payroll expense paid.

●
It is expected that most, if not all, of $495,000 of notes maturing in 2013 which contain a balloon payment at maturity, can be successfully renewed and/or refinanced under favorable terms which may allow for a systematic, monthly repayment.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months. Additionally, the Company has lines of credit with various financial institutions with unused borrowing capacity totaling approximately $600,000 which may be drawn as needed.

FUTURE PLANS

The Company is not currently obligated to purchase any trade exchange or other business. However, we will continue to seek opportunities to acquire additional quality exchanges in the future.

In mid-2011, the Company began offering IMS franchises for sale. During 2012, three franchise territories were sold. While the contribution to income is not material in 2012, management is optimistic about the future contributions of this channel to the growth of the company.

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

ITEM 8 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of LBB &Associates Ltd., LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-19.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer)  and Chief Financial Officer(principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

Donald F. Mardak, 76, has been Chairman of ITNM and a director, since its’ inception in 1988. In July of 2011, he relinquished the titles of Chief Executive Officer (Principal Executive Officer) and President that he had held since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company", a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Mr. Mardak is a two-term president of NATE, the National Association of Trade Exchanges (NATE)(1995-96 and 1999-2000) and served on the board of directors of the organization for seven years. NATE is one of the principal barter industry trade associations. He has also served on the board of directors of the International Reciprocal Trade Association (IRTA) and is a member of the Barter Hall of Fame.

John E. Strabley, 49, has been Chief Executive Officer and Principal Executive Officer since July 1, 2011. Prior to that, he was the Executive Vice President of ITNM since 1992 and a director since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager and, in August of that year, was appointed as Vice President of Continental Trade Exchange and ITNM. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry's highest designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley became a director of both Continental Trade Exchange, Ltd. and ITNM. He is currently a director of IRTA.

Dale L. Mardak, 52, has been President since July 1 2011. Prior to that, he was Senior Vice President of ITNM since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and ITNM. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker. He has also served on the board of directors of NATE.

David A. Powell, 54, was appointed as the Company’s interim Chief Financial Officer on April 1, 2010, with the interim title removed in May, 2010. He is a Certified Public Accountant with 10+ years experience in public accounting and more than 20 years of private industry experience, holding a variety of senior financial positions with a number of companies. Prior to joining IMS, he has served as finance and operations manager for the insurance subsidiaries of US Bancorp for 12 years, and most recently spent several  years as corporate controller for a number of  privately held companies. Since joining IMS in July, 2009, he has been involved in tax compliance, risk management, and accounting and financial reporting.

Kimberly A. Strabley was named Corporate Secretary in October, 2012. She is currently Vice President of International Monetary Systems and has been employed with IMS since 1993. She has focused on several areas of the company including the broker department, the travel division, and currently with interoffice trading and the reciprocal division. Kim has received the designation of Certified Trade Broker (CTB), was voted “Broker of the Year” by her peers in the National Association of Trade Exchanges (NATE) and has earned the highest industry designation of Master Trade Broker (MTB).

Wayne Dalin, 67, has been a Certified Public Accountant for more than 30 years and is a retired principal in Dalin, Lindseth & Company. He serves as chairman of the audit and compensation committees.

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

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees, including our Chief Executive Officer, (our principal executive officer) and Chief Financial Officer (our principal accounting officer).

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

Consolidated financial statements as of December 31, 2012 and 2011 are contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: March 8, 2013	By:	/s/ John E Strabley
John E Strabley, Chief Executive Officer
(Principal Executive Officer)

Dated: March 8, 2013	By:	/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John E Strabley	Principal Executive Officer,	March 8, 2013
John E. Strabley	CEO and Director

/s/ David A Powell	Principal Financial Officer,	March 8, 2013
David A Powell	Principal Accounting Officer

/s/ Dale L. Mardak	President	March 8, 2013
Dale L. Mardak	and Director

/s/ Donald F. Mardak	Chairman of the Board	March 8, 2013
Donald F. Mardak	and Director

/s/ Stephen Webster	Director	March 8, 2013
Stephen Webster

/s/ Wayne R. Dalin	Director and Chairman of the	March 8, 2013
Wayne R. Dalin	Audit Committee

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
For the Years Ended December 31, 2012 and 2011

INTERNATIONAL MONETARY SYSTEMS, LTD.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Income	F-3

Consolidated Statements of Changes in Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5- F-6

Notes to Consolidated Financial Statements	F-7- F-19

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
International Monetary Systems, Ltd.
New Berlin, WI

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. as of December 31, 2012 and 2011, and the results of its operations and comprehensive income and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ LBB & Associates, Ltd. LLP

LBB & Associates Ltd., LLP
Houston, Texas
February 22, 2013

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash	$956,217	$1,018,250
Restricted cash	-	206,956
Marketable securities	181,893	162,323
Accounts receivable, net	851,545	1,006,278
Earned trade account	78,660	210,582
Prepaid expenses	175,923	188,715
Total current assets	2,244,238	2,793,104

Property and equipment, net	653,224	651,118
Membership lists and other intangibles, net	4,418,212	5,718,435
Goodwill	3,507,522	3,507,522
Assets held for investment	164,461	169,031
Total non-current assets	8,743,419	10,046,106
Total assets	$10,987,657	$12,839,210
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$916,026	$1,091,823
Credit lines, short term notes, and current portions of long term debt	1,426,099	1,009,897
Common stock subject to guarantee	75,000	418,495
Cu Current portion of convertible notes payable to related parties, including short term note	353,171	90,000
Total current liabilities	2,770,296	2,610,215
Long-term liabilities
Long term debt, net of current portion	1,647,349	2,159,434
Notes payable to related parties, less current portion	161,613	275,000
Deferred compensation	291,000	290,000
Deferred income taxes	730,609	1,015,325
Total long-term liabilities	2,830,571	3,739,759
Total liabilities	5,600,867	6,349,974
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 issued and outstanding	--	--
C Common stock, $.0001 par value 280,000,000 authorized 7,529,300 and 8,097,017 issued and outstanding at December 31, 2012 and 2011, respectively	753	810
Paid in capital	7,770,924	9,137,003
Treasury stock, 125,910 and 172,703 shares, respectively	(141,436)	(351,614)
Accumulated other comprehensive income	33,321	18,615
Accumulated deficit	(2,276,772)	(2,315,578)
Total stockholders’ equity	5,386,790	6,489,236
Total liabilities and stockholders’ equity	$10,987,657	$12,839,210

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2012 and 2011

	2012	2011

Gross revenue	$13,754,409	$13,481,858

Operating Expenses
Employee costs	8,224,253	7,758,710
Selling, general and administrative	3,638,390	3,551,172
Depreciation and amortization	1,513,421	1,656,301
Total operating expenses	13,376,064	12,966,183

Income from operations	378,345	515,675

Other income (expense)
Gain (loss) on disposal of assets	1,384	(3,534)
Interest income	973	2,542
Interest expense	(322,873)	(233,739)
Total other income (expense)	(320,516)	(234,731)

Income before income taxes	57,829	280,944
Income tax (expense)	(19,023)	(108,759)

Net income	38,806	172,185
Components of comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	24,213	(5,454)
Foreign currency translation gain	(9,507)	7,951

Comprehensive net income	$53,512	$174,682

Net income per
common share – basic	$0.00	$0.02
– dilutive	$0.00	$0.02
Weighted average common
shares outstanding – basic	7,850,245	9,431,654
– dilutive	7,850,245	10,618,605

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Paid in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance December 31, 2010	-	$-	10,544,800	$1,050	$13,542,436	$16,118	$(2,487,763)	(904,049)	$(3,170,571)	$7,901,270
Foreign currency translation adjustment	-	-	-	-	-	7,951	-	-	-	7,951
Unrealized gain on available for sale securities	-	-	-	-	-	(5,454)	-	-	-	(5,454)
Net income	-	-	-	-	-	-	172,185	-	-	172,185
Total comprehensive income	-	-	-	-	-	-	-	-	-	174,682
Stock issued for services and prepaid expenses	-	-	73,000	7	51,913	-	-	-	-	51,920
Treasury stock purchases	-	-	-	-	-	-	-	(1,691,101)	(1,638,636)	(1,638,636)
Treasury Stock Retirements	-	-	(2,520,783)	(247)	(4,857,351)	-	-	2,520,783	4,857,598	-
Repurchase of shares under common stock guarantee	-	-	-	-	400,005	-	-	(98,336)	(400,005)	-
Balance December 31, 2011	-	-	8,097,017	810	9,137,003	18,615	(2,315,578)	(172,703)	(351,614)	6,489,236
Foreign currency translation adjustment	-	-	-	-	-	(9,507)	-	-	-	(9,507)
Unrealized gain on available for sale securities	-	-	-	-	-	24,213	-	-	-	24,213
Net income	-	-	-	-	-	-	38,806	-	-	38,806
Total comprehensive income	-	-	-	-	-	-	-	-	-	53,512
Stock issued for services	-	-	10,000	1	6,799	-	-	-	-	6,800
Stock issued as executive officer compensation	-	-	75,000	7	59,993	-	-	-	-	60,000
Exercise of note conversion provision	-	-	-	-	-	-	-	266,667	200,000	200,000
Treasury stock purchases	-	-	-	-	-	-	-	(791,264)	(1,422,758)	(1,422,758)
Treasury Stock Retirements	-	-	(652,717)	(65)	(1,776,371)	-	-	652,717	1,776,436	-
Repurchase of shares under common stock guarantee	-	-	-	-	343,500	-	-	(81,327)	(343,500)	-
Balance December 31, 2012	-	$-	7,529,300	$753	$7,770,924	$33,321	$(2,276,772)	(125,910)	$(141,436)	$5,386,790

 See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,806	$172,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,513,421	1,656,301
Stock issued for services and stock based compensation	66,800	51,920
Bad debt expense	1,610	69,174
Loss (gain) on disposal of assets	(3,072)	3,364
Amortization of note discount	9,097	-
Changes in assets and liabilities
Accounts receivable	153,123	56,981
Earned trade account	77,180	(54,705)
Prepaid expenses	12,792	35,385
Accounts payable and accrued expenses	(174,798)	(202,391)
Deferred tax liability	(284,716)	(321,579)
Net cash provided by operating activities	1,410,243	1,466,635

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	206,956	(165,127)
Capital expenditures	(146,815)	(157,708)
Proceeds from sale of assets held for investment	13,052	12,386
(Increase) in marketable securities	(9,010)	(10,763)
(Increase) in cash surrender value	(6,105)	(5,600)
Net cash provided by (used by) investing activities	58,078	(326,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	450,000	1,060,000
Proceeds from convertible notes payable, related parties	-	270,000
Payments on credit lines	(172,563)	(26,917)
Payments on notes payable	(634,613)	(293,303)
Payments on convertible notes payable	(163,982)	(111,271)
Payments on related party notes	(142,215)	(25,000)
Purchase of treasury stock	(857,474)	(1,807,141)
Net cash used by financing activities	(1,520,847)	(933,632)

Effect of exchange rate changes	(9,507)	7,951

Net increase (decrease) in cash	(62,033)	214,142

Cash at beginning of period	1,018,250	804,108

Cash at end of period	$956,217	$1,018,250

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011
Continued

	2012	2011
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$321,900	$228,309
Cash paid for income taxes	$457,138	$327,506

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized net gain (loss) on equity investments	$24,213	$(5,454)
Treasury stock retired	$1,776,436	$4,857,598
Notes issued for treasury stock	$616,769	$206,500
Notes issued to related parties for treasury stock	$292,000	$-
Notes issued for purchase of assets	$-	$377,143
Release of common stock guarantees	$343,500	$400,005
Common stock issued for conversion of note payable	$200,000	$-
Trade dollars received for capital assets	$20,684	$-
Trade dollars given for capital assets	$75,426	$52,141
Trade dollars given for common stock	$-	$25,000
Common stock issued for prepaid services	$-	$16,520

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

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

Restricted Cash

As a condition to issuing the guarantee on the purchase of certain exchanges, IMS agreed to deposit a monthly amount into an escrow account for the repurchase of common stock under guaranteed transactions. As of March 2012, the repurchase of the shares had been completed, ending the requirement, and the escrow account was closed.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2012 because of their short-term natures.

Revenue Sources

The Company and its subsidiaries earn revenues in both traditional dollars (cash income) and in trade dollars. Cash income is earned through fees assessed when a member joins, through transaction fees generated when clients earn or spend trade dollars, through monthly maintenance fees, finance charges on delinquent accounts receivable, and event fees.

Trade revenue is similarly generated through initial set-up fees, monthly maintenance fees, transaction fees, event fees, and inventory sales. Occasionally the Company will accept a favorable trade ratio in lieu of a cash fee. The Company uses earned trade dollars to purchase various goods and services required in its operations. All barter transactions are reported at the estimated fair value of the products or services received. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

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

Principles of Consolidation

The consolidated financial statements for 2012 and 2011 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

The allowance for bad debts is maintained at a level that is management’s best estimate of probable bad debts incurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income. The allowance for bad debts was $258,075 and $355,344 as of December 31, 2012 and 2011, respectively.

Earned Trade Account

As part of the operations of the subsidiaries the Company earns trade dollars, which are used to purchase goods and services required in operations. This account is increased principally for service, membership and transaction fees, and is decreased by the Company’s purchase of goods and services. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the Company will not use all of the balance. No impairment was recorded in 2012 or 2011.

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

The Company has adopted FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. No impairment losses were recorded in 2012 or 2011.

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

Concentrations of Risk

Cash

Cash includes deposits at financial institutions with original maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2012 and 2011, respectively, the Company had approximately $628,000 and $622,000 in cash balances at financial institutions which were in excess of the FDIC insured limits of $250,000.

Accounts Receivable

The Company grants credit to its customers, all of whom are members of Continental Trade Exchange, National Trade Association and INLM CN. Customers are located throughout 20 states and in Canada. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. No one customer represents a material volume of sales or balance of accounts receivable.

Segment Reporting

The Company operates in one segment and, therefore, segment information is not presented.

Advertising

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $133,618 and $143,801 for the years ended December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values, as required by FASB ASC 718. The Company recognized no compensation expense related to the stock-based plans. No options were granted during 2012 or 2011.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses of $(9,507) and $7,951 resulting from the changes in exchange rates during 2012 and 2011, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Earnings Per Share

Basic and diluted net gain or loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260. As of December 31, 2012 and 2011 there were 1,379,617 and 1,569,883 common share equivalents outstanding respectively, which consisted of shares issuable upon the conversion of notes payable.

These shares were not included in the computations of income per share in 2012, because their effect was anti-dilutive.

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

The amortized cost of equity securities as shown in the accompanying balance sheets and their estimated market value at December 31, 2012 and 2011 are as follows:

	2012	2011
Available for sale securities:
Cost	$157,680	$168,811
Unrealized gain or (loss)	24,213	(6,488)
Marketable equity securities classified as current	$181,893	$162,323

NOTE 3 -	ACQUISITIONS

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

The future cash flows of the St. Louis exchange may negatively or positively impact the final purchase price. Management does not expect a material adjustment to the purchase price based on this contingency.

NOTE 4 -	INTANGIBLE ASSETS

Intangible assets for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Membership lists	$13,583,666	$13,602,139
Non compete agreement	48,000	48,000
Accumulated amortization	(9,213,454)	(7,931,704)
Net	$4,418,212	$5,718,435

Goodwill	$3,507,522	$3,507,522

Aggregate amortization expense was $1,291,904 and $1,333,792 for the years ended December 31, 2012 and 2011, respectively.

Estimated future amortization expense is as follows:

2013	$1,200,626
2014	1,184,497
2015	994,700
2016	743,977
2017	191,418
thereafter	102,994
$4,418,212

NOTE 5 -	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Office furniture, equipment, computers and software	$2,437,480	$2,279,731
Leasehold improvements	171,050	120,277
	2,608,530	2,400,008
Accumulated depreciation	(1,955,306)	(1,748,890)
	$653,224	$651,118

Depreciation expense during the years ended December 31, 2012 and 2011 was $ 221,517 and $322,509, respectively.

NOTE 6 -	DEBT

	2012	2011
Credit Lines
The Company has credit lines totaling $622,000 with two financial institutions. One of the lines matures in August 2013 and the second has no maturity date. The lines carry interest rates ranging from Bank index plus .75%, currently 4%, (the largest and main line) to11.25%. The main line has been personally guaranteed by the Chairman, a security interest in the Company’s headquarters building owned by the Chairman, CEO and President of the Company, and a security interest in all the assets of the Company. The smaller credit line is unsecured.	$26,303	$198,866

Purchase Notes Payable
Non-interest bearing note payable issued for the purchase of certain assets of a trade exchange in St. Louis, Missouri. The note calls for a payment of $50,000 on January 5, 2013 (which has been paid), and $50,000 on September 1, 2013, with the remaining payments of the note dependent on when the former owner ends his employment with IMS. A discount of $33,100 was recorded assuming a discount rate of 3.5%. The discount will be recognized as interest expense ratably over the life of the note.	271,115	309,182
Note payable for purchase of a trade exchange in Peterborough Ontario	--	3,395

Convertible Notes Payable
Loans made to IMS by private investors, with maturities in 2013, with quarterly interest payments at 8 % per annum. At the lender’s option, the note is convertible to 219,216 shares of IMS common stock at prices ranging from $1.00 to $2.55 per share.	280,000	480,000
Note payable to an individual, issued in August, 2011, payable in monthly installments of $6,267 including interest at the greater of 6 month LIBOR+7% or 8%. The outstanding balance of the note can be converted to the Company’s common shares at $1.00 per share.	116,984	180,066
Note payable to a private investor, monthly payments of $15,858 including interest of 10% per annum until March, 2013, then monthly payments of $37,453 until fully paid in March, 2015. The investor has the option to convert up to the original principal balance of $1,200,000 to shares of IMS common stock at $1.86 per share.	838,477	939,377

Other Notes Payable
Notes issued to individuals in May and November, 2011, due in 2013, with interest payments ranging from 8-10%, payable quarterly.	80,000	80,000
Notes issued to individuals in April and July, 2012, due in 2016, interest payable quarterly at 10% for two years, then monthly payments totaling $6,921 until paid.	150,000	--
Notes issued to private individuals for repurchase of shares of Company common stock, with maturity dates ranging from March, 2013 to January, 2016, monthly payments totaling $28,867, including interest ranging from 8-10%	638,301	176,048
Loan from a private investor, due January, 2014, with monthly payments, including interest at 10% per annum, of $30,334 per month.	372,268	502,397
Notes payable for release of the stock guarantee on, and the return of, 300,000 shares of IMS stock. The notes are interest only at 7% per annum and annual principal payments were to begin January 21, 2013. In December, 2012, the notes were again renewed to pay interest only for the year 2013, with principal payments to begin January, 2014. Principal payments can range from $0 to $100,000 at the discretion of the note holders. If mutually agreed, the Company can issue stock to repay principal at share price equivalent of $6.00 per share	300,000	300,000
Total notes payable and long-term debt	3,073,448	3,169,331
Less current portion	1,426,099	1,009,897
Notes payable and long-term debt, net of current portion	$1,647,349	$2,159,434

Related Party Convertible Notes Payable
Interest-only convertible note issued in May, 2011, to a relative of the chairman of the board, interest only payable quarterly at 8% per annum, due May, 2013. At any time the note can be converted into 80,000 shares of IMS common stock at $.75 per share, the fair value of the common stock on the date of the note.	$60,000	$60,000
Interest-only convertible notes issued to independent directors, requiring quarterly interest payments at 8% per annum, due July, 2013 and April, 2013. At any time the notes can be converted into shares of IMS common stock at $.60 per share and $1.00 per share, the fair value of the common stock on the date of the note.	75,000	75,000
Note payable issued February, 2012, to a former director for repurchase of 60,000 shares of the Company’s common stock, payable in monthly installments of $5,850 including interest at 6%, due February, 2014.	78,913	--
Notes payable to retired directors for repurchase of the Company’s common stock issued June, 2012, payable in total monthly installments of $10,328, including interest at 6%, due June, 2013.	70,871	--
Notes payable to executive officers issued March, 2009 through November, 2011, due between June, 2013 and June, 2014. The notes require quarterly interest payments at 8-10% per annum. At the option of the officers, the note may be converted to shares of the Company’s common stock at fixed rates ranging from $.60 to $1.00 per share, the price on the origination date of the note.	230,000	230,000
Total related party notes payable	514,784	365,000
Less: Current portion	353,171	90,000
Notes payable and long-term debt, net of current portion	$161,613	$275,000

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

Guarantee issued in 2002 redeemable in trade dollars at $3.00 per share at the discretion of the guarantee holder.	$75,000	$75,000
Guarantee issued in February 2007 to a member of the board of directors in connection with the purchase of a trade exchange formerly owned by him. A monthly payment of $40,000 is made to a restricted cash account and used to repurchase the stock at a price of $4.50 per share. The obligation was paid off in 2012.	--	298,495
Guarantee issued in connection with the amendment of an Asset Purchase Agreement between IMS and the former owner of a barter exchange acquired in a prior year. The obligation was paid off in 2012.	--	45,000
Total common shares subject to guarantees	75,000	418,495
Less current portion	75,000	418,495
Long term portion of common shares subject to guarantees	$--	$--

Aggregate Maturities

2013	$1,854,272
2014	1,071,735
2015	652,918
2016	84,307
2017	-
$3,663,232

Interest expense for the years ended December 31, 2012 and 2011 was $322,873 and $233,739, respectively.

As of December 31, 2012, $1,560,461 of debt can be converted to 1,379,617 shares of the Company’s common stock, under the various conversion privileges noted above.

The Company has an outstanding stand-by letter of credit with a financial institution in the amount of $65,000 related to an office lease security deposit. This letter of credit expires on August 31, 2013.

NOTE 7 -	DEFERRED COMPENSATION

As part of an acquisition, the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after retirement.

The value of future payments required under the agreement was charged to operations over the period of expected active employment until the employee reached her expected retirement date, in December, 2013.

NOTE 8 -	INCOME TAXES

Income tax expense for the years ended December 31, 2012 and 2011 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as bad debts, charitable contributions and depreciation, as well as the effects of different financial accounting and tax bases of certain assets.

Income tax expense consists of the following components:

	Years Ending December 31
	2012	2011
Federal
Current	$239,027	$353,017
Deferred	(206,419)	(271,927)
State and Local
Current	64,785	77,318
Deferred	(78,370)	(49,649)
	$19,023	$108,759

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the periods ended December 31:

	Years Ended December 31
	2012	2011

Statutory rate applied to earnings before income taxes	$22,907	$112,373
Increase (decrease) in income taxes resulting from:

Deductibility of business meals	6,400	9,496
State tax credits, net	(3,900)	(3,250)

Foreign tax credits	(7,851)	(10,028)
Other	1,467	168
Tax expense	$19,023	$108,759

The tax effects of temporary differences that gave rise to significant portions of deferred tax liabilities are as follows:

	December 31
	2012	2011

Deferred income tax liabilities:
Difference in tax bases of membership lists	$577,824	$947,907
Temporary differences relating to timing of deductions, primarily depreciation	$152,785	$67,422
	730,609	1,015,329

Note 9 -	Stockholders’ Equity

Purchase-Related Transactions

In 2012 and 2011, IMS repurchased 66,333 and 70,000 shares respectively, of common stock at $4.50 per share using restricted cash of $298,500 and $315,000 respectively, thereby releasing $298,500 and $315,000 of common stock guarantee in the respective years. The 2012 transactions constituted the final payments for this particular guarantee. Satisfaction of this repayment obligation also completed the Company’s use of the restricted cash account.

In 2012 and 2011, IMS repurchased 15,000 and 20,004 shares of common stock at $3.00 per share, using unrestricted cash, thereby releasing $45,000 and $60,000 of common stock guarantee in the respective years. The 2012 transactions constituted the final payments for this particular guarantee.

In 2011, IMS repurchased 8,334 shares of common stock at $3.00 per share using $25,000 of Trade dollars (earned trade account receivable), thereby releasing $25,000 of the common stock guarantee.

The shares repurchased in the above transactions were placed in treasury.

Stock Issued as Compensation

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

In June, 2012, the Company issued 10,000 shares of common stock for consulting services. The value of the stock at the time of issuance was $6,800, based on a market value of $.68 on the date of issuance.

In December, 2012, the board of directors, in accordance with the stock compensation plan approved in 2005, awarded 25,000 shares each to the Chairman, CEO and President of the Company. The shares were valued at $.80 per share, the market price at the time of the award.

Other Treasury Stock Transactions

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

In June, 2012, the Company issued notes payable totaling $160,000 to repurchase 133,335 shares of common stock from the retiring Company secretary and 3 retiring directors.

In June, 2012, the holder of a convertible note with an outstanding balance of $200,000 exercised the conversion option and exchanged the note for 266,667 shares of the Company’s common stock. The shares were issued from treasury. The Company then issued a note payable to repurchase the shares at $1.80 per share.

Share Buyback Program

In addition to the above noted transactions, in accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company made the following purchases:

In 2012, the Company purchased 253,135 shares at a cost of $454,481 in open market transactions.

In 2011 the Company purchased 1,521,934 shares at a cost of $1,417,403 in open market transactions.

In 2011, the Company purchased 169,167 shares at a cost of $221,233 in several private transactions from unrelated parties.

Share retirements

During 2012 and 2011, the Company retired 652,717 and 2,520,783 shares respectively, acquired at a cost of $1,776,436 and $4,857,598, respectively.

Stock Options

As of December 31, 2012 and 2011, there were no options outstanding.

Warrants

366,667 fully vested warrants with an option price of $3.30 per share expired in May, 2011.

No warrants were issued in the current year.

No warrants were outstanding as of December 31, 2012.

Stock Guarantee Liability

The stock guarantee liability was reduced by $343,495 and $400,005 during 2012 and 2011, respectively, through treasury stock buy backs as described above.

Other Comprehensive Income

ASC 220 establishes rules for reporting and displaying of comprehensive income and its components.  Comprehensive income is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from unrealized gains or losses on equity investments and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Toronto, Canada. The total of these various items was $14,706 and $2,497 in 2012 and 2011, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The triple net lease runs through September, 2013, with monthly payments of $9,740 per month plus operating costs. Total payments in 2012 and 2011 were $116,880 each year. It is expected that the lease will be renewed under similar terms at expiration.

The Company currently leases office space in Rochester, New York, from a member of the board of directors of the Company. The triple net lease extends through 2015 with monthly payments of $6,644 for the term of the lease. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments were $79,728 in both 2012 and 2011.

As part of the acquisition of a trade exchange in St. Louis, Mo, as described above, the company agreed to lease the offices of that exchange from the former owner, who is now an employee of IMS. In accordance with this agreement, the Company currently leases approximately 5,000 square feet of office space located at Maryland Heights, MO at a cost of $4,000 per month. The triple net lease began in October, 2011 and ends in September, 2014. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2012 and 2011 were $48,000 and $12,000, respectively.

See Note 5 for a discussion of related party debt.

The Company sold trade dollars to employees, officers and directors at a discount during the years ended December 31, 2012 and 2011 of $259,513 and $108,179 respectively. The value of the trade dollars sold related to these transactions was $442,985 and $213,859.

As of December 31, 2012, the Company had a receivable of $35,000 due from a related party for the sale of trade dollars.  This amount is included in Accounts receivable, net in the financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2016. Total rent expense for all operating leases for 2012 and 2011, is summarized as follows:

	2012	2011
Related party leases	$244,602	$208,608
Office leases	434,635	497,791
Vehicle leases	19,727	16,571
	$698,964	$722,970

Minimum future lease commitments as of December 31, 2012, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles
2013	$458,037	$19,727
2014	324,717	19,727
2015	182,922	4,448
2016	160,733	-
2017	165,188	-
thereafter	112,718	-
	$1,404,315	$43,902

Employment Agreements

On February 28, 2011, the Compensation Committee of the board finalized employment agreements with the executive officers of the company, effective March 1, 2011 and renewing automatically each year. Key components of these agreements include involuntary termination clauses calling for payment of two years’ salary plus $ 300,000 to $ 400,000 per covered officer and change of control provisions calling for payments of one to two years’ salary and additional lump sum payments of $150,000 to $300,000, depending on the officer. These agreements automatically renewed in March, 2012 and January, 2013.

Legal Matters

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.  There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with the share buyback program described above, from January 1 to February 28, 2013, the Company purchased 36,467 shares in open market transactions at a cost of $30,169. The shares were placed in treasury.

In January, 2013, the Company repaid a note to a private individual in the amount of $50,000. The due date of the note was July, 2016.

In January, 2013, the Company repurchased 5,000 shares of common stock in accordance with the only remaining stock guarantee agreement. The price was $3.00 per share and was paid in trade dollars.

In February, 2013, the Company modified the terms of two notes payable to a private investor. The original $100,000 notes were due in November 2013 and contained conversion privileges. The Company repaid $75,000 of the original notes, combined the notes, and removed the conversion privileges. The new note in the amount of $125,000 is due in February, 2015. The revised terms call for quarterly interest payments of $3,125 for two years.

In February, 2013, the Company modified the terms of a note payable to a private investor. An additional $50,000 was borrowed, the original $100,000 note was cancelled and a new note with a face amount of $150,000, due in 2015, was issued. The note calls for interest at 10% payable quarterly for two years.