Form 10-Q
period 2013-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2013-05-09
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, $.0001 par value, outstanding as of April 30, 2013, was 7,399,132.

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
Current assets
Cash	$757,843	$956,217
Restricted cash	-	-
Marketable securities	200,357	181,893
Accounts receivable, net	662,155	851,545
Earned trade account	161,463	78,660
Prepaid expenses	175,463	175,923
Total current assets	1,957,281	2,244,238
Other assets
Property and equipment, net	616,759	653,224
Membership lists and other intangibles, net	4,106,704	4,418,212
Goodwill	3,507,522	3,507,522
Assets held for investment	166,505	164,461
Total non-current assets	8,397,490	8,743,419
Total assets	$10,354,771	$10,987,657
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$800,486	$916,026
Credit lines, short term notes, and current portion of long term debt	1,509,187	1,426,099
Current portion of notes payable to related parties, including short term note	50,000	75,000
Common stock subject to guarantee	39,702	353,171
Total current liabilities	2,399,375	2,770,296
Long-term liabilities
Long term debt, net of current portion	1,551,985	1,647,349
Notes payable related parties, net of current portion	315,000	161,613
Deferred compensation	291,000	291,000
Deferred income taxes	633,319	730,609
Total long-term liabilities	2,791,304	2,830,571
Total liabilities	5,190,679	5,600,867
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, and 7,493,633 and
7,529,300 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	749	753
Paid in capital	7,756,329	7,770,924
Treasury stock, 231,703 and 125,910 shares at March 31, 2013 and December 31, 2012, respectively	(219,270)	(141,436)
Accumulated other comprehensive income	49,107	33,321
Accumulated deficit	(2,422,823)	(2,276,772)
Total stockholders’ equity	5,164,092	5,386,790
Total liabilities and stockholders’ equity	$10,354,771	$10,987,657

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenue	$2,981,825	$3,266,779
Operating expenses
Employee costs	2,024,148	1,997,080
Selling, general and administrative	787,841	868,848
Depreciation and amortization	366,027	388,678
Total operating expenses	3,178,016	3,254,606

Income (loss) from operations	(196,191)	12,173

Other income (expense)
Interest income	674	571
Interest expense	(69,741)	(80,701)
Total other income (expense)	(69,067)	(80,130)

Loss before income taxes	(265,258)	(67,957)
Income tax benefit	119,207	23,074

Net loss	(146,051)	(44,883)

Components of comprehensive income (loss):
Foreign currency translation adjustment	(1,993)	(2,497)
Unrealized gain on available for sale securities	17,779	21,530

Comprehensive loss	$(130,265)	$(25,850)

Net loss per common share
–basic	$(.02)	$(.01)
--dilutive	$(.02)	$(.01)
Weighted average common shares outstanding
– basic	7,519,996	8,097,017
--dilutive	7,519,996	8,097,017

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,051)	$(44,883)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	366,027	388,678
Bad debt expense	(12,166)	6,389
Amortization of note discount	2,503	--
Changes in assets and liabilities
Accounts receivable	201,556	169,080
Earned trade account	(105,319)	(105,778)
Prepaid expenses	460	2,663
Accounts payable and accrued expenses	(115,540)	(184,146)
Deferred tax liability	(97,290)	(82,696)
Net cash provided by operating activities	94,180	149,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	--	206,956
Capital expenditures	(10,520)	(36,166)
(Increase) in marketable securities	(700)	(2,203)
(Increase) in cash surrender value	(2,044)	(1,905)
Net cash provided by (used in) investing activities	(13,264)	166,682
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	120,000	200,000
Net change in credit lines	88,697	(45,000)
Payments on notes payable	(254,853)	(105,660)
Payments on convertible notes payable	(118,407)	(39,592)
Payments on related party notes	-	(5,190)
Purchase of treasury stock	(112,734)	(590,005)
Net cash used in financing activities	(277,297)	(585,447)
Effect of exchange rate changes	(1,993)	(2,497)

Net decrease in cash	(198,374)	(271,955)

Cash at beginning of period	956,217	1,018,250

Cash at end of period	$757,843	$746,295

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$73,317	$56,124
Cash paid for income taxes	$104,512	$250,824

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$17,779	$21,530
Notes issued for treasury stock	$--	$388,769
Treasury stock retired	$49,990	$--
Release of common stock guarantees	$35,298	$313,500
Trade dollars exchanged for:
Capital expenditures	$7,516	$39,263
Purchase of treasury stock	$15,000	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The Company's 10-K for the year ended December 31, 2012, filed on March 8, 2013, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2013 and 2012 include the accounts of the International Monetary Systems, Ltd. (“IMS” or “the Company”) and its’ wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Trade Dollar Revenue

Trade revenue is similarly generated through initial membership fees, monthly maintenance fees, transaction fees, finance charges on delinquent accounts, and event fees. Occasionally the Company will accept a favorable trade ratio in lieu of a cash fee.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2013, the Company has cash in excess of FDIC insurance of approximately $442,000. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

Stock Repurchase Financing

In March 2013, the Company issued a $70,000 note payable to a private investor. The terms of the note call for quarterly interest payments at 4% for two years, after which the note is payable in 24 monthly installments of $3,102, including interest at 4%.

Other Debt Transactions

In January 2013, the Company retired a note payable to a private individual with a balance $50,000.

In February 2013, the Company issued a note payable to a private individual which combined two convertible notes with outstanding balances of $200,000, removed the stock conversion option, and reduced the total borrowing to $125,000. The terms of the new note call for quarterly interest payments at 10% for two years, after which the terms of the note will be renegotiated.

In February 2013, the Company modified the terms of a note payable to a private individual with an outstanding balance of $100,000. The new terms include an additional $50,000 in borrowings for a total of $150,000 at 10% interest, quarterly interest payments for two years, and, thereafter, the terms of the note will be renegotiated.

In April, 2013, the following notes were renewed and are included in long term debt at March 31, 2013:

A convertible note payable to a related party in the amount of $60,000, with a due date in May 2013, was renewed. The new due date is May 12, 2015. No other terms of the note were modified.

Two convertible notes payable to two directors totaling $75,000, with due dates in May and July 2013, were renewed. The new due dates are in May of 2014 and April of 2015. No other terms of the note were modified.

Several convertible notes payable to officers totaling $100,000, with due dates between May and October of 2013, were renewed. The new due dates are between May and October of 2015. No other terms of the note were modified.

The Company’s indebtedness as of March 31, 2013 includes the following:

Lines of credit payable to financial institutions, due in 2013	$115,000
Convertible notes payable to related parties, mature in 2014 and 2015	325,000
Non-convertible notes payable to related parties, maturing in 2015	40,000
Notes payable to third parties, $642,370 due in 2013	1,954,117
Convertible notes payable, fixed conversion terms, $417,339 due in 2013	992,055
Total indebtedness	3,426,172
Less current maturities, including credit lines and short term debt	(1,559,187)
Long term debt, net of current maturities	$1,866,985

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $497,000 as of March 31, 2013, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In the first quarter of 2013, IMS repurchased 5,000 shares of common stock at $3.00 trade dollars per share, thereby releasing $15,000 of common stock guarantee.

Share Buyback Program

In accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company made the following purchases in the first quarter of 2013:

37,959 shares at a cost of $31,194 in open market transactions
103,501 shares at a cost of $96,540 in private transactions from unrelated parties

Treasury Stock Retirements

In March, 2013, the Company retired 35,667 shares of treasury stock which had been acquired at a cost of $49,900. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

Stock Issued for Services

No stock was issued for services in the current period.

Stock Options

The Company has adopted an incentive stock option plan under which certain officers, key employees, or prospective employees may purchase shares of the Company's stock at an established exercise price, which shall not be less than the fair market value at the time the option is granted. The final exercise date is any time prior to the five-year anniversary of the first exercise date.

There are no options outstanding at March 31, 2013.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of March 31, 2013.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months ended March 31, 2013 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7 – SUBSEQUENT EVENTS

In April, 2013, the Company repurchased 4,000 shares of common stock in open market transactions in accordance with the above described stock buyback plan , at a cost of $2,870. The shares were placed in treasury.

In April 2013, the Company retired 92,501 shares of treasury stock which had been acquired at a cost of $85,000. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

In April 2013, the Company issued a $60,000 note payable to an officer. The terms of the note call for quarterly interest payments at 8% for two years, after which the note is payable in full.

INTERNATIONAL MONETARY SYSTEMS, LTD.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

HIGHLIGHTS OF THE CURRENT QUARTER

Operations

The Company was able to reduce operating costs in the first quarter of 2013 through continued review and evaluation.

Membership and trade volume in the Company’s three newest markets continues to grow.

Return to Shareholders

During the three months ended March 31, 2013, 141,460 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan and stock buyback guarantees.

During the three months ended March 31, 2013, 35,667 shares of treasury stock were retired.

RESULTS OF OPERATIONS

CURRENT QUARTER/YEAR TO DATE

Revenue

Revenue decreased 8.7% in the first quarter of 2013 compared to the same period in 2012, as we continue to see the slowing effects of uncertain economic and tax climates. Revenues in 2012 were the highest in 3 years.

Expenses

Operating expenses in the quarter ended March 31, 2013 were $3,178,016, a decrease of $76,590 or 2.4% compared to the first quarter of 2012. This decrease is primarily due to decreased non-employee operating costs as a result of continued review and evaluation of operations.

The Company generated an operating loss of $196,191 for the quarter, compared to operating income $12,173 in 2012.  After adjusting for interest and income taxes, the net loss for the quarter was $146,051 compared to a net loss of $44,883 in the first quarter of 2012.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the three months ended March 31, 2013 and 2012 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2013	2012
Net loss	$(146,051)	$(44,883)
Interest expense	69,741	80,701
Income tax benefit	(119,207)	(23,074)
Depreciation and amortization	366,027	388,678
EBITDA	$170,510	$401,422

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On March 31, 2013, there was a working capital deficit of $442,094. $147,000 of the deficit relates to future liabilities for time off earned by employees, but not yet taken. This liability would not be paid at one time, but rather over the course of future operations, and at least partially funded by a corresponding reduction in future payroll expense paid.

We believe that current cash needs can be met with the present cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $500,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first three months of 2013.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2013, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 1A Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
January 1 to January 31, 2013	5,000	$3.00
February 1 to February 28, 2013	-	$-
March 1 to March 31 ,2013	-	$-	13,234

Board Authorized repurchase plan
January 1 to January 31, 2013	30,066	$.85
February 1 to February 28, 2013	8,401	$.76
March 1 to March 31, 2013	97,993	$.83

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

No applicable items for disclosure.

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

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

May 9, 2013

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

May 9, 2013