Form 10-Q
period 2013-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2013-08-09
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, $.0001 par value, outstanding as of August 1, 2013, was 7,251,885( pre-reverse split).

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
Current assets
Cash	$878,433	$956,217
Marketable securities	205,401	181,893
Accounts receivable, net	692,110	851,545
Earned trade account	282,243	78,660
Prepaid expenses	171,672	175,923
Total current assets	2,229,859	2,244,238
Other assets
Property and equipment, net	574,908	653,224
Membership lists and other intangibles, net	3,809,784	4,418,212
Goodwill	3,507,522	3,507,522
Assets held for investment	98,123	164,461
Total non-current assets	7,990,337	8,743,419
Total assets	$10,220,196	$10,987,657
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$845,481	$916,026
Credit lines, short term notes, and current portion of long term debt	1,356,463	1,426,099
Current portion of notes payable to related parties, including short term note	50,000	353,171
Common stock subject to guarantee	39,702	75,000
Total current liabilities	2,291,646	2,770,296
Long-term liabilities
Long term debt, net of current portion	1,377,972	1,647,349
Notes payable related parties, net of current portion	475,000	161,613
Deferred compensation	291,000	291,000
Deferred income taxes	536,028	730,609
Total long-term liabilities	2,680,000	2,830,571
Total liabilities	4,971,646	5,600,867
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 20,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 280,000,000 authorized, and 7,399,132 and 7,529,300 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	742	753
Paid in capital	7,669,696	7,770,924
Treasury stock, 147,247 and 125,910 shares at June 30, 2013 and December 31, 2012, respectively	(139,669)	(141,436)
Accumulated other comprehensive income	52,041	33,321
Accumulated deficit	(2,334,260)	(2,276,772)
Total stockholders’ equity	5,248,550	5,386,790
Total liabilities and stockholders’ equity	$10,220,196	$10,987,657

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$3,247,389	$3,390,078	$6,229,215	$6,656,857
Operating expenses:
Employee costs	1,935,190	2,000,061	3,959,338	3,997,141
Selling, general and administrative	774,601	798,717	1,562,441	1,667,565
Depreciation and amortization	350,708	390,200	716,736	778,878
Total operating expenses	3,060,499	3,188,978	6,238,515	6,443,584

Income (loss) from operations	186,890	201,100	(9,300)	213,273

Other income (expense)
Interest income	231	94	905	674
Gain on sales of assets	903	5,672	903	5,672
Interest expense	(66,040)	(84,040)	(135,781)	(164,742)
Total other income (expense)	(64,906)	(78,274)	(133,973)	(158,396)

Income (loss) before income taxes	121,984	122,826	(143,273)	54,877
Income tax (expense) benefit	(33,421)	(24,179)	85,785	(1,105)

Net income (loss)	88,563	98,647	(57,488)	53,772

Components of comprehensive income (loss):
Foreign currency translation adjustment	(2,109)	(4,466)	(4,102)	(6,963)
Unrealized gain on available for sale securities	5,043	(7,331)	22,822	14,199

Comprehensive income (loss)	$91,497	$86,850	$(38,768)	$61,008

Net income (loss) per
common share - basic	$.12	$.12	$(.08)	$.07
- dilutive	$.11	$.12	$(.08)	$.07
Weighted average common
shares outstanding - basic	741,471	809,724	739,665	809,713
- dilutive	842,975	966,652	739,665	966,641

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(57,488)	$53,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	716,736	778,878
Bad debt expense	(21,252)	(15,068)
Amortization of note discount	5,061	-
Stock issued for services	--	6,800
Gain on sales of assets	--	(5,672)
Changes in assets and liabilities
Accounts receivable	180,687	193,808
Earned trade account	(233,357)	(308,791)
Prepaid expenses	4,251	103,028
Accounts payable and accrued expenses	(70,545)	(82,321)
Deferred income taxes	(194,581)	(181,744)
Net cash provided by operating activities	329,512	542,690
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	--	206,956
Capital expenditures	(15,193)	(97,977)
(Increase) in marketable securities	(704)	(4,500)
(Increase) Decrease in cash surrender value	66,338	(3,305)
Net cash provided by investing activities	50,441	101,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	505,000	400,000
Net change in credit lines	68,697	(36,599)
Payments on notes payable, convertible notes payable and related party notes	(907,555)	(370,142)
Purchase of treasury stock	(119,777)	(779,701)
Net cash used in financing activities	(453,635)	(786,442)
Effect of exchange rate changes	(4,102)	(6,963)

Net decrease in cash	(77,784)	(149,541)

Cash at beginning of period	956,217	1,018,250

Cash at end of period	$878,433	$868,709

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$138,964	$161,173
Cash paid for income taxes	$121,381	$259,960

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$22,808	$14,199
Notes issued for treasury stock	$-	$616,769
Treasury stock retired	$136,544	$-
Release of common stock guarantees	$35,290	$328,500
Common stock issued for conversion of note payable	$-	$200,000
Trade dollars exchanged for:
Capital expenditures	$14,774	$60,800
Purchase of treasury stock	$15,000	$-
Trade dollars received for capital assets	$-	$13,084

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The Company's 10-K for the year ended December 31, 2012, filed on March 8, 2013, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2013 and 2012 include the accounts of International Monetary Systems, Ltd. (“IMS” or “the Company”) and its’ wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2013, the Company has cash in excess of FDIC insurance of approximately $575,000. No losses have been incurred related to this credit risk exposure.

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

In February 2013, the Company modified the terms of a note payable to a private individual with an outstanding balance of $100,000. The new terms include an additional $50,000 in borrowings for a total of $150,000 at 10% interest, quarterly interest payments through February 2015, at which time all outstanding principal and interest is due.

In April, 2013, the following notes were renewed:

A convertible note payable to a related party in the amount of $60,000, with a due date in May 2013, was renewed. The new due date is May 12, 2015. No other terms of the note were modified.

Two convertible notes payable to two directors totaling $75,000, with due dates in May and July 2013, were renewed. The new maturity dates are May 2014 and April 2015. No other terms of the note were modified.

Several convertible notes payable to officers totaling $100,000, with due dates between May and October of 2013, were renewed. The new due dates are between May and October of 2015. No other terms of the note were modified.

In April 2013, the Company issued a $60,000 note payable to an officer for cash. The terms of the note call for quarterly interest payments at 8% for two years, after which the note is payable in full.

In June 2013, the Company issued a $100,000 note payable to an officer for cash. The terms of the note call for quarterly interest payments at 8% for two years, after which the note is payable in full.

The Company’s indebtedness as of June 30, 2013 includes the following:

Lines of credit payable to financial institutions, due in 2013	$95,000
Convertible notes payable to related parties, mature in 2014 and 2015	325,000
Non-convertible notes payable to related parties, maturing in 2015	200,000
Notes payable to third parties, $442,819 due in 2013	1,757,123
Convertible notes payable, fixed conversion terms, $307,595 due in 2013	882,312
Total indebtedness	3,259,435
Less current maturities, including credit lines and short term debt	(1,406,463)
Long term debt, net of current maturities	$1,852,972

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $452,000 as of June 30, 2013, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In the first quarter of 2013, IMS repurchased 5,000 shares of common stock at $3.00 trade dollars per share, thereby releasing $15,000 of common stock guarantee.

Share Buyback Program

In accordance with a board approved stock buyback plan, the Company made the following purchases in the first six months of 2013:

First Quarter
37,959 shares at a cost of $31,194 in open market transactions
103,501 shares at a cost of $96,540 in private transactions from unrelated parties

Second Quarter
10,040 shares at a cost of $7,039 in open market transactions

The repurchased shares were placed in treasury.

Treasury Stock Retirements

In March, 2013, the Company retired 35,667 shares of treasury stock which had been acquired at a cost of $49,900. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

In April 2013, the Company retired 94,501 shares of treasury stock which had been acquired at a cost of $86,640. The carrying values of the retired shares were reclassified to common stock par value and paid in capital.

Stock Issued for Services

No stock has been issued for services in 2013.

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

There are no options outstanding at June 30, 2013.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of June 30, 2013.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months and six months ended June 30, 2013 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7 – SUBSEQUENT EVENTS

At the annual meeting of the Company’s shareholders on May 7, 2013, a 1 for 10 reverse split of the Company’s common stock was approved. The effective date of the reverse split will be August 1, 2013. There will be no affect on the par value. The financial statements do not reflect retrospective presentation of this reverse split, except the earnings per share amounts.

On July 15, 2013, the Company retired 147,247 shares which had been repurchased at a cost of $139,668.

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

HIGHLIGHTS

Operations

The Company was able to reduce operating costs in the first six months of 2013 through continued review and evaluation.

Membership and trade volume in the Company’s three newest markets continues to grow.

Balance Sheet

The working capital deficit was reduced by $464,000 in the first six months of 2013.

Total liabilities have been reduced by $630,000 since December 31, 2012.

Return to Shareholders

During the six months ended June 30, 2013, 151,500 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan and stock buyback guarantees.

During the six months ended June 30, 2013, 130,168 shares of treasury stock were retired.

RESULTS OF OPERATIONS

CURRENT QUARTER

Revenue

Revenue decreased 4.2% in the second quarter of 2013 compared to the same period in 2012, as we continue to see the residual affects of uncertain economic and tax climates.

Expenses

Operating expenses in the quarter ended June 30, 2013 were $3,060,499, a decrease of $128,479 or 4.0% compared to the second quarter of 2012. This decrease is primarily due to decreased non-employee operating costs as a result of continued review and evaluation of operations.

The Company generated operating income of $186,890 for the quarter, compared to operating income of $201,100 in 2012.  After adjusting for interest and income taxes, the net income for the quarter was $88,563 compared to a net income of $98,647 in the second quarter of 2012.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the three months ended June 30, 2013 and 2012 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2013	2012
Net income	$88,563	$98,647
Interest expense	66,040	84,040
Income tax expense	33,421	24,179
Depreciation and amortization	350,708	390,200
EBITDA	$538,732	$597,066

YEAR TO DATE

Revenue

Revenue decreased 6.4% in the first six months of 2013 compared to the same period in 2012, as we continue to see the residual affects of uncertain economic and tax climates.

Expenses

Operating expenses for the six months ended June 30, 2013 were $6,238,515, a decrease of $205,069, or 3.2% compared to the first half of 2012. This decrease is primarily due to decreased non-employee operating costs as a result of continued review and evaluation of operations and membership lists acquired in 2003 and before becoming fully amortized.

The Company has generated an operating loss of $9,300 for year to date, compared to operating income of $213,273 in 2012.  After adjusting for interest and income taxes, the net loss for the first six months of 2013 was $57,488 compared to net income of $53,772 in the comparable period in 2012.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the six months ended June 30, 2013 and 2012 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2013	2012
Net income (loss)	$(57,488)	$53,772
Interest expense	135,781	164,742
Income tax expense (benefit)	(85,785)	1,105
Depreciation and amortization	716,736	778,878
EBITDA	$709,244	$998,497

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On June 30, 2013, there was a working capital deficit of approximately $62,000, compared to a deficit of approximately $526,000 at December 31, 2012. Contributing to the reduction of the deficit was the renewal of several notes issued to related parties with a balance of $235,000 and two additional notes issued to an officer for $160,000 cash. We believe that current cash needs can be met with the present cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $500,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first six months of 2013.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of June 30, 2013, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 1A Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

			Maximum
	Total		Number of Shares
	Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
April 1 to April 30, 2013	15,000	$3.00
May 1 to May 28, 2013	-	$-
June 1 to June 30, 2013	-	$-	13,234

Board Authorized repurchase plan
April 1 to April 30, 2013	2,000	$.74
May 1 to May 31, 2013	7,240	$.69
June 1 to June 30, 2013	800	$.66	unlimited

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

August 9, 2013

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

August 9, 2013