Form 10-Q
period 2013-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2013-11-08
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, $.0001 par value, outstanding as of November 1, 2013, was 725,096 ( post-reverse split).

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
Current assets
Cash	$836,275	$956,217
Marketable securities	217,101	181,893
Accounts receivable, net	634,842	851,545
Earned trade account	250,729	78,660
Prepaid expenses	189,047	175,923
Total current assets	2,127,994	2,244,238
Other assets
Property and equipment, net	532,926	653,224
Membership lists and other intangibles, net	3,523,601	4,418,212
Goodwill	3,507,522	3,507,522
Assets held for investment	94,823	164,461
Total non-current assets	7,658,872	8,743,419
Total assets	$9,786,866	$10,987,657
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$918,070	$916,026
Credit lines, short term notes, and current portion of long term debt	1,082,275	1,426,099
Current portion of notes payable to related parties, including short term note	50,000	353,171
Common stock subject to guarantee	39,702	75,000
Total current liabilities	2,090,047	2,770,296
Long-term liabilities
Long term debt, net of current portion	1,206,201	1,647,349
Notes payable related parties, net of current portion	525,000	161,613
Deferred compensation	291,000	291,000
Deferred income taxes	438,738	730,609
Total long-term liabilities	2,460,939	2,830,571
Total liabilities	4,550,986	5,600,867
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 28,000,000 authorized, and 725,096 and 752,930 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	73	75
Paid in capital	7,529,917	7,771,602
Treasury stock, 2,621 and 12,591 shares at September 30, 2013 and December 31, 2012, respectively	(15,095)	(141,436)
Accumulated other comprehensive income	64,707	33,321
Accumulated deficit	(2,343,722)	(2,276,772)
Total stockholders’ equity	5,235,880	5,386,790
Total liabilities and stockholders’ equity	$9,786,866	$10,987,657

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$3,116,046	$3,256,392	$9,345,261	$9,913,249
Operating expenses:
Employee costs	1,881,236	1,943,879	5,840,574	5,940,971
Selling, general and administrative	842,988	819,126	2,405,538	2,486,693
Depreciation and amortization	343,150	371,977	1,059,885	1,150,855
Total operating expenses	3,067,374	3,134,982	9,305,997	9,578,519

Income from operations	48,672	121,410	39,264	334,730

Other income (expense)
Interest income	20	137	926	802
Gain (loss) on sales of assets	(9,118)	(2,600)	(8,215)	3,072
Interest expense	(59,720)	(82,253)	(195,502)	(246,994)
Total other income (expense)	(68,818)	(84,716)	(202,791)	(243,120)

Income (loss) before income taxes	(20,146)	36,694	(163,527)	91,610
Income tax (expense) benefit	10,605	(11,438)	96,577	(12,542)

Net income (loss)	(9,541)	25,256	(66,950)	79,068

Components of comprehensive income (loss):
Foreign currency translation adjustment	966	989	(3,136)	(5,974)
Unrealized gain on available for sale securities	11,700	9,937	34,522	24,136

Comprehensive income (loss)	$3,125	$36,182	$(35,564)	$97,230

Net income (loss) per
common share - basic	$(.01)	$.03	$(.09)	$.10
- dilutive	$(.01)	$.03	$(.09)	$.10
Weighted average common
shares outstanding - basic	727,583	772,179	713,780	797,103
- dilutive	727,583	772,179	713,780	797,103

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(66,950)	$79,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,059,885	1,150,855
Bad debt expense	(5,403)	(18,050)
Amortization of note discount	7,471	9,096
Stock issued for services	-	6,800
(Gain) loss on sales of assets	8,215	(3,072)
Changes in assets and liabilities
Accounts receivable	222,106	301,109
Earned trade account	(224,093)	(357,825)
Prepaid expenses	(13,124)	148,011
Accounts payable and accrued expenses	2,044	(82,587)
Deferred income taxes	(291,871)	(246,577)
Net cash provided by operating activities	698,280	986,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	--	206,956
Capital expenditures	(16,819)	(104,685)
(Increase) in marketable securities	(686)	(6,750)
Proceeds from sale of assets	3,952	-
(Increase) decrease in cash surrender value	66,338	(4,705)
Net cash provided by investing activities	52,785	90,816
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	555,000	450,000
Net change in credit lines	45,697	(111,260)
Payments on notes payable, convertible notes payable and related party notes	(1,332,924)	(651,206)
Purchase of treasury stock	(135,644)	(809,247)
Net cash used in financing activities	(867,871)	(1,121,713)
Effect of exchange rate changes	(3,136)	(5,974)

Net decrease in cash	(119,942)	(50,043)

Cash at beginning of period	956,217	1,018,250

Cash at end of period	$836,275	$968,207

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$200,391	$247,307
Cash paid for income taxes	$123,566	$309,960

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$34,522	$24,136
Notes issued for treasury stock	$-	$616,769
Treasury stock retired	$276,208	$1,735,053
Release of common stock guarantees	$20,298	$343,500
Common stock issued for conversion of note payable	$-	$200,000
Trade dollars exchanged for:
Capital expenditures	$37,024	$73,233
Purchase of treasury stock	$15,000	$-
Trade dollars received for capital assets	$-	$20,684

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2013, the Company has cash in excess of FDIC insurance of approximately $532,000. No losses have been incurred related to this credit risk exposure.

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

In April, 2013, a number of convertible notes payable to related parties, including directors and officers, totaling $235,000, were renewed. The notes had been due between May and October, 2013 and are now due between May 2014 and October 2015. No other terms were modified.

In the first nine months of 2013, the Company has issued several notes totaling $210,000 to an officer for cash. The terms of the notes call for quarterly interest payments at 8% for two years, after which the note is payable in full. One note, for $50,000, was issued in the third quarter.

The Company’s indebtedness as of September 30, 2013 includes the following:

Lines of credit payable to financial institutions, due in 2013	$72,000
Convertible notes payable to related parties, mature in 2014 and 2015	325,000
Non-convertible notes payable to related parties, maturing in 2015	250,000
Notes payable to third parties, $209,875 due in 2013	1,526,589
Convertible notes payable, fixed conversion terms, $115,171 due in 2013	689,887
Total indebtedness	2,863,476
Less current maturities, including credit lines and short term debt	(1,132,275)
Long term debt, net of current maturities	$1,731,201

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $475,000 as of September 30, 2013, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

NOTE 4 – EQUITY

Reverse Split

At the annual meeting of the Company’s shareholders on May 7, 2013, a 1 for 10 reverse split of the Company’s preferred and common stock was approved. The effective date of the reverse split was August 1, 2013. There was no affect on the par value. All stock related information in these financial statements has been restated to reflect the split.

Common Stock Guarantee Repurchase

In the first quarter of 2013, IMS repurchased 500 shares of common stock at $30.00 trade dollars per share, thereby releasing $15,000 of common stock guarantee. The shares were placed in treasury.

Share Buyback Program

In accordance with a board approved stock buyback plan, during the first nine months of 2013, the Company purchased 17,771 shares, at a cost of $150,664, in open market and private transactions. Of these totals 2,621shares costing $15,871, were repurchased in the third quarter. The repurchased shares were placed in treasury.

Treasury Stock Retirements

In the first nine months of 2013, the Company retired 27,742 shares of treasury stock which had been acquired at a cost of $276,208. Of these shares, 14,725 shares, acquired at a cost of $139,668, were retired in the third quarter.

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

There are no options outstanding at September 30, 2013.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of September 30, 2013.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months and nine months ended September 30, 2013 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment.

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

HIGHLIGHTS

Operations

The Company was able to reduce operating costs in the first nine months of 2013 through continued review and evaluation.

Membership and trade volume in the Company’s three newest markets continues to grow.

Balance Sheet

The working capital deficit shown at December 31, 2012, was eliminated in the first nine months of 2013.

Total liabilities have been reduced by $1,050,000 since December 31, 2012.

Return to Shareholders

During the nine months ended September 30, 2013, 17,771 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan and stock buyback guarantees.

During the nine months ended September 30, 2013, 27,742 shares of treasury stock were retired.

RESULTS OF OPERATIONS

CURRENT QUARTER

Revenue

Revenue decreased 4.3% in the third quarter of 2013 compared to the same period in 2012, as we continue to see the residual affects of uncertain economic and regulatory climates.

Expenses

Operating expenses in the quarter ended September 30, 2013 were $3,067,374, a decrease of $67,608 or 2.2% compared to the third quarter of 2012. This decrease is primarily due to decreased employee operating costs as a result of continued review and evaluation of operations.

The Company generated operating income of $48,672 for the quarter, compared to operating income of $121,410 in 2012.  After adjusting for interest and income taxes, there was a net loss for the quarter of $9,541 compared to net income of $25,256 in the third quarter of 2012.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the three months ended September 30, 2013 and 2012 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2013	2012
Net income (loss)	$(9,541)	$25,256
Interest expense	59,720	82,253
Income tax expense (benefit)	(10,605)	11,438
Depreciation and amortization	343,150	371,977
EBITDA	$382,724	$490,924

YEAR TO DATE

Revenue

Revenue decreased 5.7% in the first nine months of 2013 compared to the same period in 2012, as we continue to see the residual affects of uncertain economic, tax, and regulatory climates.

Expenses

Operating expenses for the nine months ended September 30, 2013 were $9,305,997, a decrease of $272,522, or 2.8% compared to the same period in 2012. This decrease is primarily due to decreased non-employee operating costs as a result of continued review and evaluation of operations.

The Company has generated operating income of $39,264 for year to date, compared to operating income of $334,730 in 2012.  After adjusting for interest and income taxes, the net loss for the first nine months of 2013 was $66,950 compared to net income of $79,068 in the comparable period in 2012.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically to fund the stock buyback program expanded in 2011.

EBITDA for the nine months ended September 30, 2013 and 2012 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2013	2012
Net income (loss)	$(66,950)	$79,068
Interest expense	195,502	246,994
Income tax expense (benefit)	(96,577)	12,542
Depreciation and amortization	1,059,885	1,150,855
EBITDA	$1,091,860	$1,489,459

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On September 30, 2013, there was a working capital surplus of approximately $38,000, compared to a deficit of approximately $526,000 at December 31, 2012. Contributing to the reduction of the deficit was the renewal of several notes issued to related parties with a balance of $235,000 and three additional notes issued to an officer for $210,000 cash. We believe that current cash needs can be met with the present cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $475,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first nine months of 2013.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of September 30, 2013, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 1A Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

Maximum
	Total		Number of Shares
	Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
July 1 to July 31, 2013	-	$-
August 1 to August 31, 2013	-	$-
September 1 to September 30, 2013	-	$-	1,323

Board Authorized repurchase plan
July 1 to July 31, 2013	-	$-
August 1 to August 31, 2013	2,621	$6.06
September 1 to September 30, 2013	-	$-	unlimited

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

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

November 8, 2013

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

November 8, 2013