Form 10-K
period 2013-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2014-03-19
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2013

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

As of March 1, 2014 the Registrant had 739,346 issued and outstanding shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2013 (the last business day of our most recently completed second quarter) was $2,270,710 using the bid  price on June 30, 2013.

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

The Modern Barter Industry

The modern barter industry took shape in its current form in 1969 with the creation of the first retail barter exchange in North America. Currently there are an estimated 300 barter system locations - including several with multiple licensees – operating in the United States and Canada. These exchanges provide services that involve an estimated 90,000 member companies.

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

The IMS barter system began operations in July of 1985 and has had a record of consistent and steady growth, both organic and through acquisitions of other barter networks. During the past decade, we have acquired thirty three independent trade exchange operations. While our main growth strategies will focus on organic growth and the sale of IMS franchises, we will also continue to review potential acquisitions of strategically located trade exchanges that would enable us to achieve and maintain a dominant market position. A dominant position within a market gives us better visibility within that market, allows us to offer a wider range of customer products and services for the benefit of our clients, and ensures that we will achieve greater economies of scale.

Other Related Businesses

IMS has no current plans to acquire other related or unrelated businesses.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 - DESCRIPTION OF PROPERTY

Our Company's executive offices and principal operating facilities occupy 11,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC, a Wisconsin limited liability company owned by three executive officers and directors of ITNM. Rent and other terms of our lease, which expires October 31, 2016, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area.

The Company currently leases 4,900 square feet of office space located in Rochester, New York, from a member of the board of directors of the Company. The triple net lease commenced in February 2007, and in May, 2011 was extended to January 31, 2015. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

The Company also leases the following office spaces:

Location	Sq. Ft.
Green Bay, WI	400
Rohnert Park, CA	2,800
Lewis Center, OH	6,840
Chattanooga, TN	1.230
Plainville, CT	7,600
Las Vegas, NV	833
Westminster, CO	1,896
Niles, IL	7,000
Wichita, KS	1,200
St. Louis, MO	1,200
Louisville, KY	250
New York, NY	1,400
Norwood, MA	1,910

The leases on all properties aside from the New Berlin, Wisconsin facility and the office in Rochester, NY are from unaffiliated parties and range from a month-to-month basis to leases expiring in 2019. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location, at comparable expense.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no legal claims pending which we feel will result in material loss to the Company.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were no sales of unregistered securities during 2013.

Trading information for the last two fiscal years (adjusted for 1:10 reverse split):

	High	Low
Fiscal 2012
First quarter ended March 31, 2012	$32.50	$24.00
Second quarter ended June 30, 2012	$26.00	$5.20
Third quarter ended September 30, 2012	$9.50	$7.50
Fourth quarter ended December 31, 2012	$10.70	$7.50

Fiscal 2013
First quarter ended March 31, 2013	$8.50	$6.80
Second quarter ended June 30, 2013	$7.80	$6.00
Third quarter ended September 30, 2013	$11.11	$4.50
Fourth quarter ended December 31, 2013	$10.00	$7.00

Repurchases in the fourth quarter of 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number Of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans
Purchase related stock buyback guarantees
October 1 to October 31, 2013	None
November 1 to November 30, 2013	None
December 1 to December 31, 2013	None
Board Authorized repurchase plan
October 1 to October 31, 2013	800	$8.53
November 1 to November 30, 2013	100	$8.35		No
December 1 to December 31, 2013	4,982	$12.54		Maximum

As of December 31, 2013, the approximate number of shareholders of record was 400.

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

Following are some of the highlights of 2013:

Return to Shareholders

●
During the year 23,745 shares (post-split) of the Company’s outstanding common stock were repurchased into treasury.  This represents approximately 3% of the outstanding shares of the Company as of January 1, 2013.

 Operations

●	In 2013, the Company produced income from operations of $10,102 compared to operating income of $378,345 last year.

●	International Monetary Systems, Ltd. had EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,406,462 compared to $1,894,123 in 2012.

●	Cash flow from operations totaled approximately $1,218,000 compared to $1,412,000 in 2012.

●	Throughout the year, the Company continued to improve its new TNT barter software, which allows for enhanced sales, operating and reporting efficiencies.

RESULTS OF OPERATIONS

To evaluate operations, management monitors, among other measures, number of members, trade volume, revenue generated from said trade volume, EBIDTA, cash flow, and levels of significant operating expense categories. Key metrics to evaluate the health of the Company include cash position, ratio of current assets to current liabilities, debt levels, and equity trading activity. Additionally, management considers minimizing the Company’s tax liability as an important part of planning the use of company resources and return to shareholders.

Revenue

During the year ended December 31, 2013, IMS processed approximately $200 million in billable trade purchase and sales transactions, generating gross revenue of $12,987,980 compared to $13,754,409 in 2012. The 5.6% decrease is primarily due to decreased trade volume traced to a continued challenging economic climate for small businesses, the main membership of the trade exchange.

Revenue is somewhat seasonal with the first quarter typically accounting for approximately only 22% of the Company’s annual revenue, compared to 24% to 26% in the second and third quarters, and 26% to 29% in the fourth quarter of the year.

Cash Flows from Operations

Net cash flows from operations totaled $1,218,377 in 2013 compared to $1,411,931 in 2012.

EBITDA (earnings before interest, taxes, depreciation and amortization)

Adjustments to reconcile GAAP Net Income to EBITDA
	2013	2012
Net income (loss)	$(139,693)	$38,806
Interest expense	248,716	322,873
Tax expense (benefit)	(106,728)	19,023
Depreciation & amortization	1,404,167	1,513,421
Total EBITDA	$1,406,462	$1,894,123

Operating Expenses

Total operating expenses decreased to $12,977,878 from $13,376,064 in 2012, a 3% decrease. Lower costs were incurred across all areas of operations, as management began to adjust expense levels to more closely align with the decreased levels of revenue. Employee costs were 2% lower, occupancy was 5% lower as several offices were combined, and administrative costs were lower due to lower directors’ fees and lower franchise market support. Amortization expense was down significantly as the membership lists acquired become fully amortized.

Net income (loss)

Net loss for 2013 was $(139,693) versus net income of $38,806 in 2012 as lower operating costs and lower interest expense were offset by a larger decrease in revenue.

FINANCIAL CONDITION

Liquidity, Commitments for Capital Resources, and Sources of Funds

At December 31, 2013, the Company had a working capital surplus of $89,790 compared to a deficit of $526,058 at December 31, 2012.

The Company’s financial position continues to be adequate to meet continuing liquidity needs and in fact, there are a number of enhancements anticipated in 2014 as follows:

●
In 2013, IMS produced positive cash flows from operations of approximately $1,200,000. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges. In 2014, the Company is under no obligation to use these funds for stock buybacks as it did in prior years.

●	In early 2014, the final payments will be made on a number of notes payable, thereby adding $ 40,000 to monthly cash flow.

●
At December 31, 2013, approximately $150,000 of current liabilities relates to future liabilities for time off earned by employees, but not yet taken. This liability would not be paid at one time, but rather over the course of future operations, and at least partially funded by a corresponding reduction in future payroll expense paid.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months. Additionally, the Company has lines of credit with various financial institutions with unused borrowing capacity totaling approximately $500,000 which may be drawn as needed.

FUTURE PLANS

The Company is not currently obligated to purchase any trade exchange or other business. However, we will continue to seek opportunities to acquire additional quality exchanges in the future.

In mid-2011, the Company began offering IMS franchises for sale. During 2012, three franchise territories were sold. While the contribution to income is not material in 2012 or 2013, management is optimistic about the future contributions of this channel to the growth of the company.

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

ITEM 8 - FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, and the report of LBB & Associates Ltd., LLP, independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-18.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer)  and Chief Financial Officer(principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

Donald F. Mardak, 77, has been Chairman of ITNM and a director, since its’ inception in 1988. In July of 2011, he relinquished the titles of Chief Executive Officer (Principal Executive Officer) and President that he had held since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company", a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Mr. Mardak is a two-term president of NATE, the National Association of Trade Exchanges (NATE)(1995-96 and 1999-2000) and served on the board of directors of the organization for seven years. NATE is one of the principal barter industry trade associations. He has also served on the board of directors of the International Reciprocal Trade Association (IRTA) and is a member of the Barter Hall of Fame.

John E. Strabley, 50, has been Chief Executive Officer and Principal Executive Officer since July 1, 2011. Prior to that, he was the Executive Vice President of ITNM since 1992 and a director since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager and, in August of that year, was appointed as Vice President of Continental Trade Exchange and ITNM. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley became a director of both Continental Trade Exchange, Ltd. and ITNM. He is currently a director of IRTA.

Dale L. Mardak, 53, has been President since July 1 2011. Prior to that, he was Senior Vice President of ITNM since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and ITNM. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker. He has also served on the board of directors of NATE.

David A. Powell, 55, was appointed as the Company’s interim Chief Financial Officer on April 1, 2010, with the interim title removed in May, 2010. He is a Certified Public Accountant with 10+ years experience in public accounting and more than 20 years of private industry experience, holding a variety of senior financial positions with a number of companies. Prior to joining IMS, he has served as finance and operations manager for the insurance subsidiaries of US Bancorp for 12 years, and most recently spent several  years as corporate controller for a number of  privately held companies.

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

Wayne Dalin, 68, has been a Certified Public Accountant for more than 30 years and is a retired principal in Dalin, Lindseth & Company. He serves as chairman of the audit and compensation committees.

Stephen Webster, 68, was the former owner of Alliance Barter, of Rochester New York for more than 25 years. He is a past president of the National Association of Trade Exchanges (NATE) and the International Reciprocal Trade Association (IRTA). Steve is also a member of the Barter Hall of Fame. He is currently a real estate developer and private investor.

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

Consolidated financial statements as of December 31, 2013 and 2012 are contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: March 19, 2014	By:	/s/ John E Strabley
John E Strabley, Chief Executive Officer
(Principal Executive Officer)

Dated: March 19, 2014	By:	/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John E Strabley	Principal Executive Officer,	March 19, 2014
John E. Strabley	CEO and Director

/s/ David A Powell	Principal Financial Officer,	March 19, 2014
David A Powell	Principal Accounting Officer

/s/ Dale L. Mardak	President	March 19, 2014
Dale L. Mardak	and Director

/s/ Donald F. Mardak	Chairman of the Board	March 19, 2014
Donald F. Mardak	and Director

/s/ Stephen Webster	Director	March 19, 2014
Stephen Webster

/s/ Wayne R. Dalin	Director and Chairman of the	March 19, 2014
Wayne R. Dalin	Audit Committee

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
For the Years Ended December 31, 2013 and 2012

INTERNATIONAL MONETARY SYSTEMS, LTD.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Income	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5- F-6

Notes to Consolidated Financial Statements	F-7- F-18

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
International Monetary Systems, Ltd.
New Berlin, WI

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. as of December 31, 2013 and 2012, and the results of its operations and comprehensive income and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 17, 2014

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets
Cash	$1,035,493	$956,217
Marketable securities	240,712	181,893
Accounts receivable, net	778,541	851,545
Earned trade account	7,575	78,660
Prepaid expenses	158,442	175,923
Total current assets	2,220,763	2,244,238

Property and equipment, net	498,332	653,224
Membership lists and other intangibles, net	3,227,636	4,418,212
Goodwill	3,507,522	3,507,522
Assets held for investment	94,822	164,461
Total non-current assets	7,328,312	8,743,419
Total assets	$9,549,075	$10,987,657
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$996,685	$916,026
Credit lines, short term notes, and current portions of long term debt	1,024,586	1,493,399
Common stock subject to guarantee	39,702	75,000
Current portion of convertible notes payable to related parties, including short term note	70,000	285,871
Total current liabilities	2,130,973	2,770,296
Long-term liabilities
Long term debt, net of current portion	1,026,205	1,658,962
Notes payable to related parties, less current portion	505,000	150,000
Deferred compensation	291,000	291,000
Deferred income taxes	375,517	730,609
Total long-term liabilities	2,197,722	2,830,571
Total liabilities	4,328,695	5,600,867
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 2,000,000 authorized, 0 issued and outstanding	--	--
Common stock, $.0001 par value 28,000,000 authorized 739,547 and 752,930 issued and outstanding at December 31, 2013 and 2012, respectively	74	75
Paid in capital	7,631,317	7,771,602
Treasury stock, 7,953 and 12,591 shares, respectively	(78,640)	(141,436)
Accumulated other comprehensive income	84,094	33,321
Accumulated deficit	(2,416,465)	(2,276,772)
Total stockholders’ equity	5,220,380	5,386,790
Total liabilities and stockholders’ equity	$9,549,075	$10,987,657

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2013 and 2012

	2013	2012

Gross revenue	$12,987,980	$13,754,409

Operating Expenses
Employee costs	8,074,258	8,224,253
Selling, general and administrative	3,499,453	3,638,390
Depreciation and amortization	1,404,167	1,513,421
Total operating expenses	12,977,878	13,376,064

Income from operations	10,102	378,345

Other income (expense)
Gain (loss) on disposal of assets	(11,159)	1,384
Interest income	3,352	973
Interest expense	(248,716)	(322,873)
Total other income (expense)	(256,523)	(320,516)

Income (loss) before income taxes	(246,421)	57,829
Income tax (expense) benefit	106,728	(19,023)

Net income (loss)	(139,693)	38,806

Components of comprehensive income (loss):
Unrealized gain on available for sale investments	55,721	24,213
Foreign currency translation	(4,948)	(9,507)

Comprehensive net income (loss)	$(88,920)	$53,512

Net income (loss) per
common share – basic	$(0.19)	$0.05
– dilutive	$(0.19)	$0.05
Weighted average common
shares outstanding – basic	737,455	785,025
– dilutive	737,455	785,025

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Paid in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance December 31, 2011	-	$-	809,702	$81	$9,137,732	$18,615	$(2,315,578)	(17,270)	$(351,614)	$6,489,236
Foreign currency translation adjustment	-	-	-	-	-	(9,507)	-	-	-	(9,507)
Unrealized gain on available for sale securities	-	-	-	-	-	24,213	-	-	-	24,213
Net income(loss)	-	-	-	-	-	-	38,806	-	-	38,806
Total comprehensive income	-	-	-	-	-	-	-	-	-	53,512
Stock issued for services	-	-	1,000	-	6,800	-	-	-	-	6,800
Stock issued as executive officer compensation	-	-	7,500	1	59,999	-	-	-	-	60,000
Exercise of note conversion provison	-	-	-	-	-	-	-	26,667	200,000	200,000
Treasury stock purchases								(79,126)	(1,422,758)	(1,422,758)
Treaury Stock Retirements	-	-	(65,272)	(7)	(1,776,429)	-	-	65,272	1,776,436	-
Repurchase of shares under common stock guarantee	-	-	-	-	343,500	-	-	(8,134)	(343,500)	-
Balance December 31, 2012	-	-	752,930	75	7,771,602	33,321	(2,276,772)	(12,591)	(141,436)	5,386,790
Foreign currency translation adjustment	-	-	-	-	-	(4,948)	-	-	-	(4,948)
Unrealized gain on available for sale securities	-	-	-	-	-	55,721	-	-	-	55,721
Net income(loss)	-	-	-	-	-	-	(139,693)	-	-	(139,693)
Total comprehensive income	-	-	-	-	-	-	-	-	-	(88,920)
Stock issued as executive officer compensation	-	-	15,000	2	107,998	-	-	-	-	108,000
Guarantee release for sale in open market	-	-	-	-	20,298	-	-	-	-	20,298
Treasury stock purchases	-	-	-	-	-	-	-	(23,245)	(205,788)	(205,788)
Treasury Stock Retirements	-	-	(28,383)	(3)	(283,581)	-	-	28,383	283,584	-
Repurchase of shares under common stock guarantee	-	-	-	-	15,000	-	-	(500)	(15,000)	-
Balance December 31, 2013	-	$-	739,547	$74	7,631,317	$84,094	$(2,416,465)	(7,953)	$(78,640)	$5,220,380

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(139,693)	$38,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,404,167	1,513,421
Stock issued for services and stock based compensation	108,000	66,800
Bad debt expense	16,523	1,610
Loss (gain) on disposal of assets	11,159	(1,384)
Amortization of note discount	9,565	9,097
Changes in assets and liabilities
Accounts receivable	56,481	153,123
Earned trade account	9,120	77,180
Prepaid expenses	17,481	12,792
Accounts payable and accrued expenses	80,666	(174,798)
Deferred tax liability	(355,092)	(284,716)
Net cash provided by operating activities	1,218,377	1,411,931

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	-	206,956
Capital expenditures	(23,545)	(148,503)
Proceeds from sale of assets	3,952	13,052
(Increase) in marketable securities and cash surrender value	(5,142)	(9,010)
Proceeds from surrender of life policy	68,382	(6,105)
Net cash provided by investing activities	43,647	56,390
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	555,000	450,000
Change in lines of credit	36,697	(172,563)
Payments on notes payable, convertible notes payable and related party notes	(1,607,969)	(940,810)
Purchase of treasury stock	(161,528)	(857,474)
Net cash used by financing activities	(1,177,800)	(1,520,847)

Effect of exchange rate changes	(4,948)	(9,507)

Net increase (decrease) in cash	79,276	(62,033)

Cash at beginning of period	956,217	1,018,250

Cash at end of period	$1,035,493	$956,217

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012
(Continued)

	2013	2012
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$255,015	$321,900
Cash paid for income taxes	$173,056	$457,138

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized net gain (loss) on equity investments	$55,721	$24,213
Treasury stock retired	$283,584	$1,776,436
Notes issued for treasury stock	$44,265	$616,769
Notes issued to related parties for treasury stock	$-	$292,000
Release of common stock guarantees	$35,298	$343,500
Common stock issued for conversion of note payable	$-	$200,000
Trade dollars received for capital assets	$-	$20,684
Trade dollars given for capital assets	$46,965	$75,426
Trade dollars given for common stock	$15,000	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

NOTE 1-  INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2013 because of their short-term natures.

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

Principles of Consolidation

The consolidated financial statements for 2013 and 2012 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

The allowance for bad debts is maintained at a level that is management’s best estimate of probable bad debts incurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income. The allowance for bad debts was $216,507 and $258,075 as of December 31, 2013 and 2012, respectively.

Earned Trade Account

As part of the operations of the subsidiaries the Company earns trade dollars, which are used to purchase goods and services required in operations. This account is increased principally for service, membership and transaction fees, and is decreased by the Company’s purchase of goods and services. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the Company will not use all of the balance. No impairment was recorded in 2013 or 2012.

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

The Company has adopted FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. No impairment losses were recorded in 2013 or 2012.

Assets Held for Investment

Assets held for investment consist of various works of art and a parcel of undeveloped land, all valued at the lower of cost or fair market value.

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

Concentrations of Risk

Cash

Cash includes deposits at financial institutions with original maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2013 and 2012, respectively, the Company had approximately $750,000 and $628,000 in cash balances at financial institutions which were in excess of the FDIC insured limits of $250,000.

Accounts Receivable

The Company grants credit to its customers, all of whom are members of Continental Trade Exchange, National Trade Association and INLM CN. Customers are located throughout 20 states and in Canada. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. No one customer represents a material volume of fee revenue or balance of accounts receivable.

Segment Reporting

The Company operates in one segment and, therefore, segment information is not presented.

Advertising

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $105,448 and $133,618 for the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values, as required by FASB ASC 718. The Company recognized compensation expense related to stock grants of $108,000 and $66,800 in the years ended December 31, 2013 and 2012, respectively. No options were granted during 2013 or 2012.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation losses of $4,948 and $9,507 resulting from the changes in exchange rates during 2013 and 2012, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Earnings per Share

Basic and diluted net income or loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260. As of December 31, 2013 and 2012 there were 72,974 and 138,046 common share equivalents outstanding respectively, which consisted of shares issuable upon the conversion of notes payable.

These shares were not included in the computations of income per share in 2013, because their effect was anti-dilutive.

Recent Accounting Pronouncements

Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2-  MARKETABLE SECURITIES

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

The cost of equity securities as shown in the accompanying balance sheets and their estimated market value at December 31, 2013 and 2012 are as follows:

	2013	2012
Available for sale securities:
Cost	$167,266	$157,680
Unrealized gain	73,446	24,213
Marketable equity securities classified as current	$240,712	$181,893

NOTE 3-  INTANGIBLE ASSETS, NET

Intangible assets, net for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Membership lists	$13,593,666	$13,583,666
Non compete agreement	48,000	48,000
Accumulated amortization	(10,414,030)	(9,213,454)
Net	$3,227,636	$4,418,212

Goodwill	$3,507,522	$3,507,522

Aggregate amortization expense was $1,201,039 and $1,291,904 for the years ended December 31, 2013 and 2012, respectively.

Estimated future amortization expense is as follows:

2014	$1,150,643
2015	1,032,846
2016	746,123
2017	193,564
2018	51,660
thereafter	52,800
$3,227,636

NOTE 4-  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Office furniture, equipment, computers and software	$1,666,411	$2,437,480
Leasehold improvements	182,704	171,050
	1,849,115	2,608,530
Accumulated depreciation	(1,350,783)	(1,955,306)
	$498,332	$653,224

Depreciation expense during the years ended December 31, 2013 and 2012 was $203,128 and $221,517, respectively.

NOTE 5-  DEBT

	2013	2012
Credit Lines
The Company has credit lines totaling $622,000 with two financial institutions. One of the lines matures in August 2014 and the second has no maturity date. The lines carry interest rates ranging from Bank index plus .75%, currently 4%, (the largest and main line) to 11.25%. The main line has been personally guaranteed by the Chairman, a security interest in the Company’s headquarters building owned by the Chairman, CEO and President of the Company, and a security interest in all the assets of the Company. The smaller credit line is unsecured.	$63,000	$26,303

Purchase Notes Payable
Non-interest bearing note payable issued for the purchase of certain assets of a trade exchange in St. Louis, Missouri. The remaining payments of the note are dependent on when the former owner ends his employment with IMS. A discount of $33,100 was recorded assuming a discount rate of 3.5%. The discount will be recognized as interest expense ratably over the life of the note.	230,679	271,115

Convertible Notes Payable
Loans made to IMS by private investors	--	280,000
Note payable to an individual, issued in August 2011, due August 2014, payable in monthly installments of $6,267 including interest at the greater of 6 month LIBOR+7% or 8%. The outstanding balance of the note can be converted to the Company’s common shares at $10.00 per share.	48,667	116,984
Note payable to a private investor, monthly payments of $15,858 including interest of 10% per annum until March 2013, then monthly payments of $37,453 until fully paid in March, 2015. The investor has the option to convert up to the original principal balance of $1,200,000 to shares of IMS common stock at $18.60 per share.	526,049	838,477

Other Notes Payable
Notes issued to individuals in May and November, 2011, originally due in 2013, renewed until May 2015 and November 2014, respectively, with interest at 8%, payable quarterly.	80,000	80,000
Note issued to an individual investor in March 2013, due March 2016. Interest only at 4% due quarterly until March 2015, when monthly payments of $5,960 including interest begin.	70,000	-
Notes issued to individuals in February 2013, due February, 2015, interest only payable quarterly at 10% for two years, then principal repayment to be negotiated.	275,000	150,000
Notes issued to private individuals for repurchase of shares of Company common stock, with maturity dates ranging from May 2015 to January 2016, monthly payments totaling $20,262, including interest ranging from 8-10%	415,698	638,301
Loan from a private investor, due January 2014, with monthly payments, including interest at 10% per annum, of $30,334 per month.	30,084	372,268
Note payable issued February 2012, to a former director for repurchase of 60,000 shares of the Company’s common stock, payable in monthly installments of $5,850 including interest at 6%, due February 2014.	11,614	78,913
Notes payable for release of the stock guarantee on, and the return of, 300,000 shares of IMS stock. The notes are interest only at 7% per annum and annual principal payments were to begin January 21, 2014. In January 2014, an agreement was reached to pay off one note with a balance of $57,664 and pay interest only for the year 2014 on the remaining note, with monthly payments of $10,850, including interest at 7%, to begin January 2015.	300,000	300,000
Total notes payable and long-term debt	2,050,791	3,152,361
Less current portion	1,024,586	1,493,399
Notes payable and long-term debt, net of current portion	$1,026,205	$1,658,962

Related Party Notes Payable

	2013	2012
Interest-only convertible note issued in May 2011, to a relative of the chairman of the board, interest only payable quarterly at 8% per annum, due May 2015. At any time the note can be converted into 8,000 shares of IMS common stock at $7.50 per share, the fair value of the common stock on the date of the note.	$60,000	$60,000
Interest-only convertible notes issued to independent directors, requiring quarterly interest payments at 8% per annum, due May 2014 and April 2015. At any time the notes can be converted into shares of IMS common stock at $6.00 per share and $10.00 per share, the fair value of the common stock on the date of the respective notes.	75,000	75,000
Notes payable to retired directors for repurchase of the Company’s common stock issued June 2012, payable in total monthly installments of $10,328, including interest at 6%, due June 2013.	-	70,871
Notes payable to executive officers issued March 2009 through November 2011, due between October 2014 and November 2015. The notes require quarterly interest payments at 8-10% per annum. At the option of the officers, the note may be converted to shares of the Company’s common stock at fixed rates ranging from $6.00 to $10.00 per share, the price on the origination date of the note.	440,000	230,000
Total related party notes payable	575,000	435,871
Less: Current portion	70,000	285,871
Notes payable and long-term debt, net of current portion	$505,000	$150,000

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

Stock price guarantee issued in 2002 redeemable in trade dollars at $30.00 per share at the discretion of the guarantee holder.	$39,702	$75,000

Aggregate Maturities

2014	$1,134,288
2015	1,343,455
2016	187,750
$2,665,493

As of December 31, 2013, $899,716 of debt can be converted to 72,974 shares of the Company’s common stock, under the various conversion privileges noted above.

The Company has an outstanding stand-by letter of credit with a financial institution in the amount of $65,000 related to an office lease security deposit. This letter of credit expires on August 31, 2014.

NOTE 6-  DEFERRED COMPENSATION

As part of an acquisition, the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after retirement.

The value of future payments required under the agreement was charged to operations over the period of expected active employment until the employee reached her expected retirement date, in December 2014.

NOTE 7-  INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2013 and 2012 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as bad debts, charitable contributions and depreciation, as well as the effects of different financial accounting and tax bases of certain assets.

Income tax expense (benefit) consists of the following components:

	Years Ending December 31
	2013	2012
Federal
Current	$187,766	$239,027
Deferred	(284,429)	(206,419)
State and Local
Current	60,598	64,785
Deferred	(70,663)	(78,370)
	$(106,728)	$19,023

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the years ended December 31:

	Years Ended December 31
	2013	2012

Statutory rate applied to earnings before income taxes	$(98,568)	$22,907
Increase (decrease) in income taxes resulting from:
Deductibility of business meals	7,446	6,400
State tax credits, net	(1,950)	(3,900)
Foreign tax credits	(14,311)	(7,851)
Other	655	1,467
Tax expense (benefit)	$(106,728)	$19,023

The tax effects of temporary differences that gave rise to significant portions of deferred tax liabilities are as follows:

	December 31
	2013	2012

Deferred income tax liabilities:
Difference in tax bases of membership lists	$239,466	$577,824
Temporary differences relating to timing of deductions, depreciation and bad debts	136,051	152,785
	$375,517	$730,609

NOTE 8-  STOCKHOLDERS’ EQUITY

Reverse Split

At the annual meeting of the Company’s shareholders on May 7, 2013, a 1 for 10 reverse split of the Company’s preferred and common stock was approved. The effective date of the reverse split was August 1, 2013. There was no affect on the par value. All stock related information in these financial statements has been restated to reflect the split.

Purchase-Related Transactions

In 2012 IMS repurchased 6,633 shares of common stock at $45.00 per share, using restricted cash of $298,500, and thereby releasing $298,500 of common stock guarantee. The 2012 transactions constituted the final payments for this particular guarantee. Satisfaction of this repayment obligation also completed the Company’s use of the restricted cash account.

In 2012, IMS repurchased 1,500 shares of common stock at $30.00 per share, using unrestricted cash, thereby releasing $45,000 of common stock guarantee. The 2012 transactions constituted the final payments for this particular guarantee.

In 2013, IMS repurchased 500 shares of common stock at $30.00 per share using $15,000 of trade dollars (earned trade account receivable), thereby releasing $15,000 of the common stock guarantee. The person to whom the guarantee was granted also sold shares in the open market in 2013, which resulted in the release of $20,298 in common stock guarantee liability.

The shares repurchased in the above transactions were placed in treasury.

Stock Issued as Compensation

In December 2013 and 2012, the board of directors, in accordance with the stock compensation plan approved in 2005, awarded 5,000 and 2,500 shares each respectively, to the Chairman, CEO and President of the Company. The shares were valued at $7.20 and $8.00 per share, the market price at the time of the award.

Other Treasury Stock Transactions

In a private transaction in January 2012, the Company repurchased 14,313 shares of common stock for $314,884, paying $58,115 in cash and giving a note payable for the remaining balance. The note is payable in monthly installments of $6,268 including interest at 8%. The shares were placed in treasury.

In a private transaction in February 2012, the Company repurchased 6,000 shares of common stock from a then director of the Company for $132,000, by issuing a note payable  The note is payable in monthly installments of $5,850 including interest at 6%. The shares were placed in treasury.

In June 2012, the Company issued notes payable totaling $160,000 to repurchase 13,334 shares of common stock from the retiring Company secretary and 3 retiring directors.

In June 2012, the holder of a convertible note with an outstanding balance of $200,000 exercised the conversion option and exchanged the note for 26,667 shares of the Company’s common stock. The shares were issued from treasury. The Company then issued a note payable to repurchase the shares at $18.00 per share.

In a private transaction in December 2013, the Company repurchased 2,951 shares of common stock by issuing a note payable for $44,265. The note is due in January 2016 with payments of interest only at 1.55% due quarterly until maturity. The shares were placed in treasury.

Share Buyback Program

In addition to the above noted transactions, in accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company purchased 20,294 shares at a cost of $161,523 during 2013, and 25,314 shares at a cost of $454,481 in 2012, via both open market and private transactions.

Share retirements

During 2013 and 2012, the Company retired 28,383 and 65,272 shares respectively, acquired at a cost of $283,584 and $1,776,436, respectively.

Stock Options

As of December 31, 2013 and 2012, there were no options outstanding.

Warrants

No warrants were issued in the current year.

No warrants were outstanding as of December 31, 2013.

Stock Guarantee Liability

The stock guarantee liability was reduced by $35,298 and $343,500 during 2013 and 2012, respectively, through treasury stock buy backs and open market sales, as described above.

Other Comprehensive Income (Loss)

ASC 220 establishes rules for reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income (loss) is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income (loss) transactions. Other comprehensive income (loss) transactions that currently apply to the Company result from unrealized gains or losses on equity investments and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Toronto, Canada. The total of these various items was $50,773 and $14,706 in 2013 and 2012, respectively.

NOTE 9-  RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The triple net lease ran through September 2013, with monthly payments of $9,740 per month plus operating costs. The lease was renewed for a term of 3 years beginning October 31, 2013 and calls for monthly rent of $10,229 with annual increases of 3%. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2013 and 2012 were $117,852 and $116,880 respectively.

The Company currently leases office space in Rochester, New York, from a member of the board of directors of the Company. The triple net lease extends through 2015 with monthly payments of $6,644 through November 2013, at which time the lease was revised to reduce the rent to $5,908 per month for the remaining term of the lease. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments were $78,992 and $79,728 in 2013 and 2012, respectively.

As part of the acquisition of a trade exchange in St. Louis, Missouri, the Company agreed to lease the offices of that exchange from the former owner, who is now an employee of IMS. In accordance with this agreement, the Company leased approximately 5,000 square feet of office space located at Maryland Heights, Missouri until April 2013 at which time the office was relocated. Total payments in 2013 and 2012 were $30,000 and $48,000, respectively.

See Note 5 for a discussion of related party debt.

The Company sold trade dollars to employees, officers and directors at a discount during the years ended December 31, 2013 and 2012 of $179,743 and $259,513 respectively. The value of the trade dollars sold related to these transactions was $305,409 and $442,985, respectively.

As of December 31, 2013 and 2012, the Company had a receivable of $35,000 due from a related party for the sale of trade dollars.  This amount is included in accounts receivable, net in the financial statements.

NOTE 10-  COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2019. Total rent expense for all operating leases for 2013 and 2012, is summarized as follows:

	2013	2012
Related party leases	$226,844	$244,602
Office leases	427,129	434,635
Vehicle leases	19,727	19,727
	$673,700	$698,964

Minimum future lease commitments as of December 31, 2013, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles
2014	$489,674	$19,727
2015	354,455	6,672
2016	274,131	6,672
2017	167,036	3,892
2018	70,824	-
Thereafter	41,895	-
	$1,398,015	$36,963

Employment Agreements

On February 28, 2011, the Compensation Committee of the board finalized employment agreements with the executive officers of the Company, effective March 1, 2011 and renewing automatically each year. Key components of these agreements include involuntary termination clauses calling for payment of two years’ salary plus $300,000 to $400,000 per covered officer and change of control provisions calling for payments of one to two years’ salary and additional lump sum payments of $150,000 to $300,000, depending on the officer. These agreements automatically renewed in January 2014 and 2013.

Legal Matters

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.  There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 11-  SUBSEQUENT EVENTS

In January, 2014, the Company repaid a note to a private individual in the amount of $57,664. Up to $20,000 of the note was due. A related note in the amount of $242,336 was renewed and is now due in December 2017. Interest only at 7% is payable monthly until January 2015, at which time monthly payments of $10,850 including interest at 7% begin.

In January 2014, the Company repurchased 96,860 shares of common stock by issuing two notes payable, one for $949,960, and the other for $115,500. The first note calls for 36 monthly payments of $17,070, including interest at 3%, followed by 24 monthly payments of $17,487, including interest at 6%. The second note calls for 36 monthly payments of $3,462, including interest at 5%.

In accordance with the share buyback program described above, from January 1 to February 28, 2014, the Company purchased 1,220 shares in open market and private transactions at a cost of $9,898. The shares were placed in treasury.