Form 10-Q
period 2014-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2014-05-07
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, $.0001 par value, outstanding as of May 1, 2014 was 739,346

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS
Current assets
Cash	$807,114	$1,035,493
Marketable securities	243,569	240,712
Accounts receivable, net	594,387	778,541
Earned trade account	178,541	7,575
Prepaid expenses	136,635	158,442
Total current assets	1,960,246	2,220,763
Other assets
Property and equipment, net	461,128	498,332
Membership lists and other intangibles, net	2,930,904	3,227,636
Goodwill	3,482,522	3,507,522
Assets held for investment	86,873	94,822
Total non-current assets	6,961,427	7,328,312
Total assets	$8,921,673	$9,549,075
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$778,909	$996,685
Credit lines, short term notes, and current portion of long term debt	1,614,676	1,024,586
Current portion of notes payable to related parties, including short term note	70,000	70,000
Common stock subject to guarantee	39,702	39,702
Total current liabilities	2,503,287	2,130,973
Long-term liabilities
Long term debt, net of current portion	1,241,601	1,026,205
Notes payable related parties, net of current portion	505,000	505,000
Deferred compensation	291,000	291,000
Deferred income taxes	283,180	375,517
Total long-term liabilities	2,320,781	2,197,722
Total liabilities	4,824,068	4,328,695
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 28,000,000 authorized, and 739,346 and 739,546 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	74	74
Paid in capital	7,628,917	7,631,317
Treasury stock, 106,483 and 7,953 shares at March 31, 2014 and December 31, 2013, respectively	(1,156,313)	(78,640)
Accumulated other comprehensive income	83,711	84,094
Accumulated deficit	(2,458,784)	(2,416,465)
Total stockholders’ equity	4,097,605	5,220,380
Total liabilities and stockholders’ equity	$8,921,673	$9,549,075

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March,
	2014	2013

Net revenue	$2,809,197	$2,981,825
Operating expenses:
Employee costs	1,819,870	2,024,148
Selling, general and administrative	714,430	787,841
Depreciation and amortization	336,181	366,027
Total operating expenses	2,870,481	3,178,016

Loss from operations	(61,284)	(196,191)

Other income (expense)
Interest income	14	674
Loss on sales of assets	(4,075)	-
Interest expense	(49,918)	(69,741)
Total other income (expense)	(53,979)	(69,067)

Loss before income taxes	(115,263)	(265,258)
Income tax benefit	72,944	119,207

Net loss	(42,319)	(146,051)

Components of comprehensive income (loss):
Foreign currency translation adjustment	(3,306)	(1,993)
Unrealized gain on available for sale securities	2,923	17,779

Comprehensive income (loss)	$(42,702)	$(130,265)

Net loss per
common share - basic	$(.06)	$(.19)
- dilutive	$(.06)	$(.19)
Weighted average common
shares outstanding - basic	739,448	752,000
- dilutive	739,448	752,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,319)	$(146,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	336,181	366,027
Bad debt expense (recovery)	(17,862)	(12,166)
Amortization of note discount	714	2,503
Loss on sales of assets	4,075	-
Changes in assets and liabilities
Accounts receivable	202,016	201,556
Earned trade account	(169,841)	(105,319)
Prepaid expenses	22,375	460
Accounts payable and accrued expenses	(217,776)	(115,540)
Deferred income taxes	(92,337)	(97,290)
Net cash provided by operating activities	25,226	94,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(10,520)
(Increase) in marketable securities	-	(700)
(Increase) decrease in cash surrender value	-	(2,044)
Net cash used in investing activities	-	(13,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	120,000
Net change in credit lines	93,000	88,697
Payments on notes payable, convertible notes payable and related party notes	(328,687)	(373,260)
Purchase of treasury stock	(14,612)	(112,734)
Net cash used in financing activities	(250,299)	(277,297)
Effect of exchange rate changes	(3,306)	(1,993)

Net decrease in cash	(228,379)	(198,374)

Cash at beginning of period	1,035,493	956,217

Cash at end of period	$807,114	$757,843

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Three Months Ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$52,240	$73,317
Cash paid for income taxes	$194,134	$104,512

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$2,923	$17,779
Notes issued for treasury stock	$1,065,460	$-
Treasury stock retired	$2,400	$49,990
Goodwill and note payable - purchase price adjustment	$25,000	$-
Release of common stock guarantees	$-	$35,298
Trade dollars exchanged for:
Capital expenditures	$2,750	$7,516
Purchase of treasury stock	$-	$15,000
Trade dollars received for capital assets	$3,875	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company's 10-K for the year ended December 31, 2013, filed on March 19, 2014, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2014 and 2013 include the accounts of International Monetary Systems, Ltd. (“IMS” or “the Company”) and its’ wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2014, the Company has cash in excess of FDIC insurance of approximately $500,000. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

In January 2014, the Company repurchased 96,860 shares of common stock from two private investors by issuing notes payable in the amount of $1,065,460. One note calls for 36 payments of $17,070 including interest at 3%, and 24 payments of $17,487, including interest at 6%. The second note calls for 36 payments of $3,462, including interest at 5%. The shares were placed in treasury.

In January 2014, the Company repaid a note to a private individual in the amount of $57,664. Up to $20,000 of the note was due. A related note in the amount of $242,336 was renewed and is now due in December 2017. Interest only at 7% is payable monthly until January 2015, at which time monthly payments of $10,850 including interest at 7% begin.

The note payable issued by the Company in 2011 in exchange for certain assets of a trade exchange in St. Louis, Missouri contained a clause that called for an adjustment of the final purchase price and note obligation at the time the former owner left employment with IMS. Based on the final calculations associated with this clause, in March 2014, the note obligation and the related discount were reduced by $25,000. The goodwill associated with the transaction was reduced by the same amount.

The Company’s indebtedness as of March 31, 2014 includes the following:

Lines of credit payable to financial institutions, due in 2014	$156,000
Convertible notes payable to related parties, mature in 2014 and 2015	325,000
Non-convertible notes payable to related parties, maturing in 2015	250,000
Notes payable to third parties, $579,225 due in 2014	2,243,545
Convertible notes payable, fixed conversion terms, all due in 2014	456,732
Total indebtedness	3,431,277
Less current maturities, including credit lines and short term debt	(1,684,676)
Long term debt, net of current maturities	$1,746,601

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $391,000 as of March 31, 2014, which may be drawn as needed.

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

Common Stock Guarantee Repurchase

No repurchases were made in the first quarter of 2014, under the remaining common stock guarantee agreement.

Share Buyback Program

In accordance with a board approved stock buyback plan, during the first three months of 2014, the Company purchased 98,730 shares, at a cost of $1,080,072, in open market and private transactions. The repurchased shares were placed in treasury.

Treasury Stock Retirements

In the first three months of 2014, the Company retired 200 shares of treasury stock which had been acquired at a cost of $2,400.

Stock Issued for Services

No stock has been issued for services in 2014.

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

There are no options outstanding at March 31, 2014.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of March 31, 2014.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months ended March 31, 2014 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment, and the rates at which deferred taxes were originally established.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7– SUBSEQUENT EVENTS

In April 2014, the Company repurchased 50,610 shares of common stock from a private investor by issuing a note payable in the amount of $632,625. The note calls for payments of interest only at 6% beginning May, 10, 2014. Beginning May 10, 2015, the note calls for monthly payments of $19,246, including interest at 6%. The shares were placed in treasury.

In April 2014, a convertible note payable to a director, totaling $50,000, was renewed. The note had been due in April 2014, and is now due in April 2015. No other terms were modified.

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

HIGHLIGHTS

Operations

The operating loss in the first quarter of 2014 was smaller than past first quarters.

The Company was able to reduce operating costs in the first three months of 2014 through continued review and evaluation.

Return to Shareholders

During the three months ended March 31, 2014, 98,730 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan.

RESULTS OF OPERATIONS

Revenue

Revenue decreased 5.8% in the first quarter of 2014 compared to the same period in 2013, as we continue to see the residual affects of uncertain economic and regulatory climates on the Company’s primary members, small businesses.

Expenses

Operating expenses in the quarter ended March 31, 2014 were $2,870,481, a decrease of $307,535 or 9.7% compared to the first quarter of 2013. This decrease is primarily due to decreased employee, occupancy and administrative costs as a result of continued review and evaluation of operations.

The Company generated an operating loss of $61,284 for the quarter, compared to an operating loss of $196,191 in 2013.  After adjusting for interest and income taxes, there was a net loss for the quarter of $42,319 compared to a net loss of $146,051 in the first quarter of 2013.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically in prior years to fund the stock buyback program expanded in 2011.

EBITDA for the three months ended March 31, 2014 and 2013 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2014	2013
Net loss	$(42,319)	$(146,051)
Interest expense	49,918	69,741
Income tax benefit	(72,944)	(119,207)
Depreciation and amortization	336,181	366,027
EBITDA	$270,836	$170,510

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On March 31, 2014, there was a working capital deficit of approximately $543,000, compared to a deficit of approximately $442,000 at March 31, 2013. A working capital deficit at the end of the first quarter is typical for the Company due to the somewhat cyclical nature of the business. We believe that current cash needs can be met with the present cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $391,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first three months of 2014.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2014, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting .

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

Item 1A Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

			Maximum
	Total		Number of Shares
	Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
January 1 to January 31, 2014	-	$-
February 1 to February 28, 2014	-	$-
March 1 to March 31, 2014	-	$-	1,323

Board Authorized repurchase plan
January 1 to January 31, 2014	97,160	$10.99
February 1 to February 28, 2014	920	$8.24
March 1 to March 31, 2014	650	$7.25	unlimited

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

May 7, 2014

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

May 7, 2014