Form 10-Q
period 2014-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2014-08-05
CIK 1097430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock, $.0001 par value, outstanding as of August 5, 2014 was 599,425.

INTERNATIONAL MONETARY SYSTEMS, LTD.

i

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS
Current assets
Cash	$702,437	$1,035,493
Marketable securities	249,548	240,712
Accounts receivable, net	625,736	778,541
Earned trade account	209,295	7,575
Prepaid expenses	154,516	158,442
Total current assets	1,941,532	2,220,763
Other assets
Property and equipment, net	433,027	498,332
Membership lists and other intangibles, net	2,632,978	3,227,636
Goodwill	3,482,522	3,507,522
Assets held for investment	86,874	94,822
Total non-current assets	6,635,401	7,328,312
Total assets	$8,576,933	$9,549,075

Current liabilities
Accounts payable and accrued expenses	$866,565	$996,685
Credit lines, short term notes, and current portion of long term debt	1,493,970	1,024,586
Current portion of notes payable to related parties, including short term note	85,000	70,000
Common stock subject to guarantee	39,702	39,702
Total current liabilities	2,485,237	2,130,973
Long-term liabilities
Long term debt, net of current portion	1,639,173	1,026,205
Notes payable related parties, net of current portion	470,000	505,000
Deferred compensation	291,000	291,000
Deferred income taxes	190,843	375,517
Total long-term liabilities	2,591,016	2,197,722
Total liabilities	5,076,253	4,328,695
Commitments and Contingencies

Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 28,000,000 authorized, and 599,425 and 739,546 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	59	74
Paid in capital	6,002,081	7,631,317
Treasury stock, 18,316 and 7,953 shares at June 30, 2014 and December 31, 2013, respectively	(169,119)	(78,640)
Accumulated other comprehensive income	91,153	84,094
Accumulated deficit	(2,423,494)	(2,416,465)
Total stockholders’ equity	3,500,680	5,220,380
Total liabilities and stockholders’ equity	$8,576,933	$9,549,075

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$3,086,448	$3,247,389	$5,895,644	$6,229,215
Operating expenses:
Employee costs	1,847,624	1,935,190	3,667,494	3,959,338
Selling, general and administrative	759,107	774,601	1,474,250	1,562,441
Depreciation and amortization	334,609	350,708	670,791	716,736
Total operating expenses	2,941,340	3,060,499	5,812,535	6,238,515

Income (loss) from operations	145,108	186,890	83,109	(9,300)

Other income (expense)
Interest income	12	231	26	905
Gain (loss) on sales of assets	-	903	(4,075)	903
Interest expense	(63,078)	(66,040)	(112,997)	(135,781)
Total other income (expense)	(63,066)	(64,906)	(117,046)	(133,973)

Income (loss) before income taxes	82,042	121,984	(33,937)	(143,273)
Income tax (expense) benefit	(46,035)	(33,421)	26,908	85,785

Net income (loss)	36,007	88,563	(7,029)	(57,488)

Components of comprehensive income (loss):
Foreign currency translation adjustment	1,463	(2,109)	(1,843)	(4,102)
Unrealized gain on available for sale securities	5,979	5,043	8,902	22,822

Comprehensive income (loss)	$43,449	$91,497	$30	$(38,768)

Net income (loss) per
common share – basic	$.05	$.12	$(.01)	$(.08)
- dilutive	$.05	$.11	$(.01)	$(.08)
Weighted average common
shares outstanding – basic	688,617	741,471	703,837	739,665
- dilutive	688,617	842,975	703,837	739,665

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,029)	$(57,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	670,791	716,736
Bad debt expense (recovery)	1,323	(21,252)
Amortization of note discount	4,840	5,061
(Gain) loss on sales of assets	4,075	(903)
Changes in assets and liabilities
Accounts receivable	151,482	181,590
Earned trade account	(205,599)	(233,357)
Prepaid expenses	4,738	4,251
Accounts payable and accrued expenses	(130,120)	(70,545)
Deferred income taxes	(184,674)	(194,581)
Net cash provided by operating activities	309,827	329,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,826)	(15,193)
(Increase) in marketable securities	-	(704)
(Increase) decrease in cash surrender value	-	66,338
Net cash provided by (used in) investing activities	(3,826)	50,441
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	50,000	505,000
Net change in credit lines	82,000	68,697
Payments on notes payable, convertible notes payable and related party notes	(747,570)	(907,555)
Purchase of treasury stock	(21,644)	(119,777)
Net cash used in financing activities	(637,214)	(453,635)
Effect of exchange rate changes	(1,843)	(4,102)

Net decrease in cash	(333,056)	(77,784)

Cash at beginning of period	1,035,493	956,217

Cash at end of period	$702,437	$878,433

INTERNATIONAL MONETARY SYSTEMS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$112,711	$138,964
Cash paid for income taxes	$181,134	$121,381

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$8,902	$22,808
Notes issued for treasury stock	$1,698,085	$--
Treasury stock retired	$1,629,250	$136,544
Goodwill and note payable - purchase price adjustment	$25,000	$--
Release of common stock guarantees	$-	$35,290
Trade dollars exchanged for:
Capital expenditures	$7,754	$14,774
Purchase of treasury stock	$-	$15,000
Trade dollars received for capital assets	$3,875	$--

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30,   2014, the Company has cash in excess of FDIC insurance of approximately $423,000. No losses have been incurred related to this credit risk exposure.

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

In April 2014, the Company repurchased 50,610 shares of common stock from a private investor by issuing a note payable in the amount of $632,625. The note calls for payments of interest only at 6% beginning May 10, 2014. Beginning May 10, 2015, the note calls for monthly payments of $19,246, including interest at 6%. The shares were placed in treasury.

In April 2014, a convertible note payable to a director totaling $50,000, due in April 2014, was renewed. The note was then repaid in June, 2014.

In May 2014, a convertible note payable to the CEO in the amount of $20,000 was repaid.

In May, 2014, the Company issued a $50,000 note payable to an officer for cash. The terms of the note call for quarterly interest payments at 8% for two years, after which the note is payable in full.

The Company’s indebtedness as of June 30, 2014 includes the following:

Lines of credit payable to financial institutions, due in 2014	$145,000
Convertible notes payable to related parties, mature between 2014 and 2016, $60,000 in 2014	255,000
Non-convertible notes payable to related parties, maturing in 2015	300,000
Notes payable to third parties, $327,934 due in 2014	2,652,280
Convertible notes payable, fixed conversion terms, all due in 2014	335,863
Total indebtedness	3,688,143
Less current maturities, including credit lines and short term debt	(1,578,970)
Long term debt, net of current maturities	$2,109,173

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $400,000 as of June 30, 2014, which may be drawn as needed.

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

Common Stock Guarantee Repurchase

No repurchases were made in the first six months of 2014, under the remaining common stock guarantee agreement.

Share Buyback Program

In accordance with a board approved plan, the following stock buybacks were made in open market and private transactions:

In the first quarter of 2014, the Company purchased 98,730 shares, at a cost of $1,080,072.

In the second quarter of 2014, the Company purchased 51,754 shares at a cost of $639,657.

All repurchased shares were placed in treasury.

Treasury Stock Retirements

In the first quarter of 2014, the Company retired 200 shares of treasury stock which had been acquired at a cost of $2,400.

In the second quarter of 2014, the Company retired 139,921 shares of treasury stock which had been acquired at a cost of $1,626,850.

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

There are no options outstanding at June 30, 2014.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of June 30, 2014.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the six months ended June 30, 2014 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment, and the rates at which deferred taxes were originally established.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7– SUBSEQUENT EVENTS

In July 2014, the Company repurchased 600 shares of stock at a cost of T$18,000 (trade dollars) in accordance with the terms of the one remaining outstanding stock guarantee agreement. The repurchased shares were placed in treasury.

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

HIGHLIGHTS

Operations

The operating loss in the second quarter of 2014 was smaller than past second quarters.

The Company was able to reduce operating costs in the first six months of 2014 through continued review and evaluation.

Return to Shareholders

During the six months ended June 30, 2014, 150,484 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan.

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

Revenue

Revenue decreased 5.0% in the second quarter of 2014 compared to the same period in 2013, as we continue to see the residual affects of uncertain economic and regulatory climates on the Company’s primary members, small businesses.

Expenses

Operating expenses in the quarter ended June 30, 2014 were $2,941,340, a decrease of $119,159 or 3.9% compared to the second quarter of 2013. This decrease is primarily due to decreased employee, occupancy and administrative costs as a result of continued review and evaluation of operations.

The Company generated operating income of $145,108 for the quarter, compared to operating income of $186,890 in 2013.  After adjusting for interest and income taxes, there was a net income for the quarter of $36,007 compared to a net income of $88,563 in the second quarter of 2013.  Interest expense has decreased as the Company has replaced debt carrying higher interest rates with lower interest rate debt.

EBITDA for the three months ended June 30, 2014 and 2013 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2014	2013
Net income	$36,007	$88,563
Interest expense	63,078	66,040
Income taxes	46,035	33,421
Depreciation and amortization	334,609	350,708
EBITDA	$479,729	$538,732

YEAR TO DATE

Revenue

Revenue decreased 5.4% in the first six months of 2014 compared to the same period in 2013, as we continue to see the residual affects of uncertain economic and tax climates.

Expenses

Operating expenses for the six months ended June 30, 2014 were $5,812,535, a decrease of $425,980, or 6.8% compared to the first half of 2013. This decrease is primarily due to decreased employee and administrative costs, as a result of continued review and evaluation of operations.

The Company has generated operating income of $83,109 for year to date, compared to an operating loss of $9,300 in 2013.  After adjusting for interest and income taxes, the net loss for the first six months of 2014 was $7,029 compared to a net loss of $57,488 in the comparable period in 2013.  Interest expense has decreased as the Company has replaced debt carrying higher interest rates with lower interest rate debt.

EBITDA for the six months ended June 30, 2014 and 2013 are as follows:

Adjustments to Reconcile GAAP Net Loss to EBITDA

	2014	2013
Net loss	$(7,029)	$(57,488)
Interest expense	112,997	135,781
Income tax (benefit)	(26,908)	(85,785)
Depreciation and amortization	670,791	716,736
EBITDA	$749,851	$709,244

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On June 30, 2014, there was a working capital deficit of approximately $544,000, compared to a surplus of approximately $90,000 at December 31, 2013. Working capital deficits are not unusual in the first six months of the year due to the somewhat seasonal nature of the business. We believe that current cash needs can be met with the present cash and investments balances and from working capital generated from operations over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $400,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first six months of 2014.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of June 30, 2014, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 1A Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

			Maximum
	Total		Number of Shares
	Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
April 1 to April 30, 2014	-	$-
May 1 to May 31, 2014	-	$-
June 1 to June 30, 2014	-	$-	1,323

Board Authorized repurchase plan
April 1 to April 30, 2014	51,161	$12.43
May 1 to May 31, 2014	108	$5.81
June 1 to June 30, 2014	485	$6.46	unlimited

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

August 5, 2014

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

August 5, 2014