Form 10-Q
period 2014-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2014-11-07
CIK 1097430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, $.0001 par value, outstanding as of November 4, 2014 was 599,175.

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$815,470	$1,035,493
Marketable securities	259,197	240,712
Accounts receivable, net	594,147	778,541
Earned trade account	139,765	7,575
Prepaid expenses	161,832	158,442
Total current assets	1,970,411	2,220,763
Other assets
Property and equipment, net	423,720	498,332
Membership lists and other intangibles, net	2,343,366	3,227,636
Goodwill	3,482,522	3,507,522
Assets held for investment	86,873	94,822
Total non-current assets	6,336,481	7,328,312
Total assets	$8,306,892	$9,549,075

Current liabilities
Accounts payable and accrued expenses	$966,393	$996,685
Credit lines, short term notes, and current portion of long term debt	1,389,382	1,024,586
Current portion of notes payable to related parties, including short term note	85,000	70,000
Common stock subject to guarantee	21,702	39,702
Total current liabilities	2,462,477	2,130,973
Long-term liabilities
Long term debt, net of current portion	1,468,222	1,026,205
Notes payable related parties, net of current portion	470,000	505,000
Deferred compensation	291,000	291,000
Deferred income taxes	98,505	375,517
Total long-term liabilities	2,327,727	2,197,722
Total liabilities	4,790,204	4,328,695
Commitments and Contingencies

Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 28,000,000 authorized, and 599,175 and 739,546 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	57	74
Paid in capital	6,018,208	7,631,317
Treasury stock, 21,817 and 7,953 shares at September 30, 2014 and December 31, 2013, respectively	(203,863)	(78,640)
Accumulated other comprehensive income	97,512	84,094
Accumulated deficit	(2,395,226)	(2,416,465)
Total stockholders’ equity	3,516,688	5,220,380
Total liabilities and stockholders’ equity	$8,306,892	$9,549,075

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$2,987,878	$3,116,046	$8,883,522	$9,345,261
Operating expenses:
Employee costs	1,833,930	1,881,236	5,501,425	5,840,574
Selling, general and administrative	755,925	842,988	2,230,204	2,405,538
Depreciation and amortization	325,659	343,150	996,451	1,059,885
Total operating expenses	2,915,514	3,067,374	8,728,080	9,305,997

Income (loss) from operations	72,364	48,672	155,442	39,264

Other income (expense)
Interest income	10	20	36	926
Gain (loss) on sales of assets	-	(9,118)	(4,075)	(8,215)
Interest expense	(53,413)	(59,720)	(166,409)	(195,502)
Total other income (expense)	(53,403)	(68,818)	(170,448)	(202,791)

Income (loss) before income taxes	18,961	(20,146)	(15,006)	(163,527)
Income tax (expense) benefit	9,337	10,605	36,246	96,577

Net income (loss)	28,298	(9,541)	21,240	(66,950)

Components of comprehensive income (loss):
Foreign currency translation adjustment	(3,289)	966	(5,132)	(3,136)
Unrealized gain on available for sale securities	9,648	11,700	18,550	34,522

Comprehensive income (loss)	$34,657	$3,125	$34,658	$(35,564)

Net income (loss) per
common share – basic	$.04	$(.01)	$.03	$(.09)
- dilutive	$.04	$(.01)	$.03	$(.09)
Weighted average common
shares outstanding – basic	633,727	727,583	668,580	713,780
- dilutive	633,727	727,583	668,580	713,780

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,240	$(66,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	996,451	1,059,885
Increase (decrease) in bad debt provision	(8,792)	(5,403)
Amortization of note discount	5,575	7,471
Losses on disposals of assets	4,075	8,215
Changes in assets and liabilities
Accounts receivable	193,186	222,106
Earned trade account	(176,060)	(224,093)
Prepaid expenses	(2,555)	(13,124)
Accounts payable and accrued expenses	(30,230)	2,044
Deferred income taxes	(277,012)	(291,871)
Net cash provided by operating activities	725,878	698,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,660)	(16,819)
Proceeds from sale of assets	-	3,952
(Increase) in marketable securities	-	(686)
Decrease in cash surrender value	-	66,338
Net cash provided by (used in) investing activities	(8,660)	52,785
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable including from related parties	50,000	555,000
Net change in credit lines	62,000	45,697
Payments on notes payable, convertible notes payable and related party notes	(1,003,848)	(1,332,924)
Purchase of treasury stock	(40,261)	(135,644)
Net cash used in financing activities	(932,109)	(867,871)
Effect of exchange rate changes	(5,132)	(3,136)

Net decrease in cash	(220,023)	(119,942)

Cash at beginning of period	1,035,493	956,217

Cash at end of period	$815,470	$836,275

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Continued

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$167,253	$200,391
Cash paid for income taxes	$181,134	$123,566

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$18,550	$34,522
Notes issued for treasury stock	$1,698,085	$-
Treasury stock retired	$1,626,850	$276,208
Goodwill and note payable - purchase price adjustment	$25,000	$-
Release of common stock guarantees	$18,000	$20,298
Trade dollars exchanged for:
Capital expenditures	$29,745	$37,024
Purchase of treasury stock	$18,000	$15,000
Trade dollars received for capital assets	$3,875	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2014, the Company has cash in excess of FDIC insurance of approximately $510,000. No losses have been incurred related to this credit risk exposure.

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

In May 2014, a convertible note payable to an officer in the amount of $20,000 was repaid.

In May, 2014, the Company issued a $50,000 note payable to an officer for cash. The terms of the note call for quarterly interest payments at 8% for two years, after which the note is payable in full.

On July 1, 2014, a convertible note payable to an officer in the amount of $20,000, due October, 2014, was renewed under the same terms as originally issued. The note is now due in July, 2016.

The Company’s indebtedness as of September 30, 2014 includes the following:

Lines of credit payable to financial institutions, due in 2014	$125,000
Convertible notes payable to related parties, mature between 2015 and 2017, $25,000 in 2014	255,000
Non-convertible notes payable to related parties, maturing in 2015 and 2016	300,000
Notes payable to third parties, $189,784 due in 2014	2,514,295
Convertible notes payable, fixed conversion terms, $107,795 due in 2014	218,309
Total indebtedness	3,412,604
Less current maturities, including credit lines and short term debt	(1,474,382)
Long term debt, net of current maturities	$1,938,222

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $422,000 as of September 30, 2014, which may be drawn as needed.

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

Share Buyback Program

During the first nine months of 2014, in accordance with a board approved plan, the Company repurchased 153,635 shares, at a cost of $1,738,348, in open market and private transactions: Of these repurchases, 3,151 shares, at a cost of $18,619, were completed in the third quarter.

All repurchased shares were placed in treasury.

Treasury Stock Retirements

During the first nine months of 2014, the Company retired 140,371 shares, which had been repurchased at a cost of $1,631,125. Of these retirements, 250 shares, repurchased at a cost of $1,875, were completed in the third quarter.

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

There are no options outstanding at September 30, 2014.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of September 30, 2014.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the nine months ended September 30, 2014 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment, and the rates at which deferred taxes were originally established.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7– SUBSEQUENT EVENTS

In October, 2014, a convertible note payable to a director in the amount of $25,000 was repaid.

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

HIGHLIGHTS

Operations

The operating income in the third quarter of 2014 was 49% higher than in the third quarter of 2013.

The Company was able to reduce operating costs in the first nine months of 2014 through continued review and evaluation.

Return to Shareholders

During the nine months ended September 30, 2014, 154,235 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan.

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

Revenue

Revenue decreased 4.1% in the third quarter of 2014 compared to the same period in 2013, as we continue to see the residual effects of uncertain economic and regulatory climates on the Company’s primary members, small businesses.

Expenses

Operating expenses in the quarter ended September 30, 2014 were $2,915,514, a decrease of $151,860 or 5% compared to the third quarter of 2013. This decrease is primarily due to decreased employee, occupancy and administrative costs as a result of continued review and evaluation of operations.

The Company generated operating income of $72,364 for the quarter, compared to operating income of $48,672 in 2013.  After adjusting for interest and income taxes, there was a net income for the quarter of $28,298 compared to a net loss of $(9,541) in the third quarter of 2013.  Interest expense has decreased as the Company has replaced debt carrying higher interest rates with lower interest rate debt.

EBITDA for the three months ended September 30, 2014 and 2013 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2014	2013
Net income	$28,298	$(9,541)
Interest expense	53,413	59,720
Income taxes	(9,337)	(10,605)
Depreciation and amortization	325,659	343,150
EBITDA	$398,033	$382,724

YEAR TO DATE

Revenue

Revenue decreased 4.9% in the first nine months of 2014 compared to the same period in 2013, as we continue to see the residual effects of uncertain economic and tax climates.

Expenses

Operating expenses for the nine months ended September 30, 2014 were $8,728,080, a decrease of $577,917, or 6.2% compared to the same period in 2013. This decrease is primarily due to decreased employee and administrative costs, as a result of continued review and evaluation of operations.

The Company has generated operating income of $155,442 for year to date, compared to operating income of $39,264 in 2013.  After adjusting for interest and income taxes, net income for the first nine months of 2014 was $21,240 compared to a net loss of $66,950 in the comparable period in 2013.  Interest expense has decreased as the Company has replaced debt carrying higher interest rates with lower interest rate debt.

EBITDA for the six months ended September 30, 2014 and 2013 are as follows:

Adjustments to Reconcile GAAP Net Loss to EBITDA

	2014	2013
Net loss	$21,240	$(66,950)
Interest expense	166,409	195,502
Income tax (benefit)	(36,246)	(96,577)
Depreciation and amortization	996,451	1,059,885
EBITDA	$1,147,854	$1,091,860

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On September 30, 2014, there was a working capital deficit of approximately $492,000, compared to a surplus of approximately $90,000 at December 31, 2013. Working capital deficits are not unusual in the first nine months of the year due to the somewhat seasonal nature of the business. We believe that current cash needs can be met with the present cash and investments balances and from working capital generated from operations over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $420,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first nine months of 2014.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of September 30, 2014, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(c) Repurchases were as follows:

			Maximum
			Number of Shares
	Total Number	Average	That May Yet be Purchased
	of Shares	Price Paid	Under the
Period	Purchased	Per Share	Plans
Purchase related stock buyback guarantees
July 1 to July 31, 2014	600	$30.00
August 1 to August 31, 2014	-	$-
September 1 to September 30, 2014	-	$-	723

Board Authorized repurchase plan
July 1 to July 31, 2014	1,933	$6.12
August 1 to August 31, 2014	123	$5.49
September 1 to September 30, 2014	1,095	$5.58	unlimited

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

November 6, 2014

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

November 6, 2014

