Form 10-K
period 2014-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2015-03-18
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2014

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

As of March 1, 2015 the Registrant had 614,176 issued and outstanding shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2014 (the last business day of our most recently completed second quarter) was $1,012,415 using the bid  price on June 30, 2014.

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

The Company currently leases 2,360 square feet of office space located in Rochester, New York, from a member of the board of directors of the Company. The lease has been extended to February of 2018. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

The Company also leases the following office spaces:

Location	Sq. Ft.
Green Bay, WI	400
Rohnert Park, CA	2,800
Lewis Center, OH	6,840
Chattanooga, TN	1.230
Plainville, CT	7,600
Las Vegas, NV	833
Westminster, CO	1,896
Niles, IL	5,754
Wichita, KS	1,200
St. Louis, MO	1,221
Louisville, KY	250
New York, NY	1,400
Norwood, MA	1,910

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were no sales of unregistered securities during 2014.

Trading information for the last two fiscal years (adjusted for 1:10 reverse split):

	High	Low
Fiscal 2014
First quarter ended March 31, 2014	$7.70	$7.11
Second quarter ended June 30, 2014	$7.70	$5.25
Third quarter ended September 30, 2014	$5.72	$5.25
Fourth quarter ended December 31, 2014	$6.00	$5.32

Fiscal 2013
First quarter ended March 31, 2013	$8.50	$6.80
Second quarter ended June 30, 2013	$7.80	$6.00
Third quarter ended September 30, 2013	$11.11	$4.50
Fourth quarter ended December 31, 2013	$10.00	$7.00

Repurchases in the fourth quarter of 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number Of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans
Purchase related stock buyback guarantees
October 1 to October 31, 2014	none
November 1 to November 30, 2014	none
December 1 to December 31, 2014	none			723
Board Authorized repurchase plan
October 1 to October 31, 2014	1,166	$16.16
November 1 to November 30, 2014	1,157	$5.64		No
December 1 to December 31, 2014	569	$5.91		Maximum

As of December 31, 2014, the approximate number of shareholders of record was 350.

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

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

Following are some of the highlights of 2014:

Return to Shareholders

●	During the year, 157,127 shares (post-split) of the Company’s outstanding common stock were repurchased into treasury. This represents approximately 21% of the outstanding shares of the Company as of January 1, 2014.

Operations

●	In 2014, the Company produced income from operations of $183,647 compared to operating income of $10,102 last year.

●	International Monetary Systems, Ltd. had EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,503,354 compared to $1,406,462 in 2013.

●	Throughout the year, the Company continued to improve its TNT (Trade Network Tracking) software, which allows for enhanced sales, operating and reporting efficiencies.

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

Revenue

During the year ended December 31, 2014, IMS processed approximately $190 million in billable trade purchase and sales transactions, generating gross revenue of $12,333,137 compared to $12,987,980 in 2013. The 5.0% decrease is primarily due to decreased trade volume traced to a continued challenging economic climate for small businesses, the main membership of the trade exchange. The decrease is in line with or better than, most trade exchanges in North America.

Revenue is somewhat seasonal with the first quarter typically accounting for approximately only 22% of the Company’s annual revenue, compared to 24% to 26% in the second and third quarters, and 26% to 29% in the fourth quarter of the year.

Cash Flows from Operations

Net cash flows from operations totaled $1,045,753 in 2014, compared to $1,218,377 in 2013.

EBITDA (earnings before interest, taxes, depreciation and amortization)

Adjustments to reconcile GAAP Net Income to EBITDA
	2014	2013
Net income (loss)	$(20,489)	$(139,693)
Interest expense	216,293	248,716
Tax expense (benefit)	(14,415)	(106,728)
Depreciation & amortization	1,321,965	1,404,167
Total EBITDA	$1,503,354	$1,406,462

Operating Expenses

Total operating expenses decreased to $12,149,490 in 2014 from $12,977,878 in 2013, a 6.4% decrease. Lower costs were incurred across all areas of operations, as management continued to adjust expense levels to more closely align with the decreased levels of revenue. Employee costs were 5.6% lower, occupancy was 6.1% lower as several offices were combined in 2013, and administrative costs were lower due to lower directors’ fees and lower franchise market support. Amortization expense was down as some of the membership lists of acquired trade exchanges become fully amortized.

Net income (loss)

Net loss for 2014 was $(20,489) versus a net loss of $(139,693) in 2013, as lower operating costs and lower interest expense offset decreased revenue.

FINANCIAL CONDITION

Liquidity, Commitments for Capital Resources, and Sources of Funds

At December 31, 2014, the Company had a working capital deficit of $(117,583) compared to a surplus of $89,790 at December 31, 2013.

The Company’s financial position continues to be adequate to meet continuing liquidity needs and in fact, there are a number of enhancements anticipated in 2015 as follows:

●	In 2014, IMS produced positive cash flows from operations of approximately $1,045,000. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges. In 2015, the Company is under no obligation to use these funds for stock buybacks as it did in prior years.

●	In early 2015, the final payments will be made on a number of notes payable, thereby adding approximately $40,000 to monthly cash flow.

●	At December 31, 2014, approximately $120,000 of current liabilities relates to future liabilities for time off earned by employees, but not yet taken. This liability would not be paid at one time, but rather over the course of future operations, and at least partially funded by a corresponding reduction in future payroll expense paid.

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

In early 2015, the Company sold a franchise territory in Sarasota, Florida. Management is optimistic about the future contributions of this channel to the growth of the Company.

Move to Lower Market

Our common stock currently trades on the over-the-counter market known as the OTCQB Marketplace. The OTC Marketplace has three tiers, consisting of OTCQX, OTCQB and OTC Pink marketplaces. In 2014, the OTC Markets Group introduced new eligibility requirements for the OTCQB Marketplace, including requiring companies to commence paying an annual fee. Issuers that do not pay the new fee will be downgraded to the OTC Pink marketplace. We do not presently intend to pay the additional fee, and expect to be downgraded to the OTC Pink marketplace. On the OTC Pink marketplace, the trading market for our shares may be less liquid and the ability of our stockholders to sell their shares in the secondary market may be more limited.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer)  and Chief Financial Officer(principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

Donald F. Mardak has been Chairman of ITNM and a director, since its’ inception in 1988. In July of 2011, he relinquished the titles of Chief Executive Officer (Principal Executive Officer) and President that he had held since our inception in 1988. From 1970 to 1974, Mr. Mardak was a partner in Learning Unlimited, a division of Hal Leonard Publishing Corp. In 1974, he founded Don Mardak Piano & Organ Centers, Ltd., a chain of retail piano and organ stores in the Greater Milwaukee area. In 1985, Mr. Mardak founded the Continental Trade Exchange barter network under the name "Continental Trading Company", a sole proprietorship. Continental Trading Company was incorporated in 1988 as Continental Trade Exchange, Ltd. and is now our primary operating subsidiary. Mr. Mardak is a two-term president of NATE, the National Association of Trade Exchanges (NATE)(1995-96 and 1999-2000) and served on the board of directors of the organization for seven years. NATE is one of the principal barter industry trade associations. He has also served on the board of directors of the International Reciprocal Trade Association (IRTA) and is a member of the Barter Hall of Fame.

John E. Strabley has been Chief Executive Officer and Principal Executive Officer since July 1, 2011. Prior to that, he was the Executive Vice President of ITNM since 1992 and a director since 1997. Mr. Strabley joined Continental Trade Exchange, Ltd. as a trade broker in 1991. In 1992, he was promoted to General Manager and, in August of that year, was appointed as Vice President of Continental Trade Exchange and ITNM. In 1995, Mr. Strabley passed the barter industry certification examination and was awarded with the industry designation of CTB - Certified Trade Broker. In 1997, Mr. Strabley became a director of both Continental Trade Exchange, Ltd. and ITNM. He is currently a director of IRTA.

Dale L. Mardak has been President since July 1 2011. Prior to that, he was Senior Vice President of ITNM since 1995, and a director since 1997. He joined Continental Trade Exchange, Ltd. in 1993 as a trade broker and was appointed trade director in 1995. In 1997, he was appointed Treasurer and a director of both Continental Trade Exchange, Ltd. and ITNM. In 1999, Mr. Mardak received the designation of CTB - Certified Trade Broker. He has also served on the board of directors of NATE.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company is filing the following exhibits herewith:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant *
3.2	Articles of Amendment of the Registrant *
3.3	Bylaws of the Registrant *
10.1	Lease Agreement, between Glendale Investments, LLC. and the Registrant *
23.1	Consent letter from Independent Registered Accounting Firm

31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certificate of the Principal Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certificate of the Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

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

Consolidated financial statements as of December 31, 2014 and 2013 are contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: March 17, 2015	By:	/s/ John E Strabley
John E Strabley, Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2015	By:	/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John E Strabley	Principal Executive Officer,	March 17, 2015
John E. Strabley	CEO and Director

/s/ David A Powell	Principal Financial Officer,	March 17, 2015
David A Powell	Principal Accounting Officer

/s/ Dale L. Mardak	President	March 17, 2015
Dale L. Mardak	and Director

/s/ Donald F. Mardak	Chairman of the Board	March 17, 2015
Donald F. Mardak	and Director

/s/ Stephen Webster	Director	March 17, 2015
Stephen Webster

/s/ Wayne R. Dalin	Director and Chairman of the	March 17, 2015
Wayne R. Dalin	Audit Committee

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

For the Years Ended December 31, 2014 and 2013

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

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

International Monetary Systems, Ltd.

New Berlin, WI

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. as of December 31, 2014 and 2013, and the results of its operations and comprehensive income and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 17, 2015

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets
Cash	$796,547	$1,035,493
Marketable securities	269,931	240,712
Accounts receivable, net	786,849	778,541
Earned trade account	26,821	7,575
Prepaid expenses	124,987	158,442
Total current assets	2,005,135	2,220,763

Property and equipment, net	393,446	498,332
Membership lists and other intangibles, net	2,053,755	3,227,636
Goodwill	3,482,522	3,507,522
Assets held for investment	84,773	94,822
Total non-current assets	6,014,496	7,328,312
Total assets	$8,019,631	$9,549,075
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,032,380	$996,685
Credit lines, short term notes, and current portions of long term debt	1,008,636	1,024,586
Common stock subject to guarantee	21,702	39,702
Current portion of convertible notes payable to related parties, including short term note	60,000	70,000
Total current liabilities	2,122,718	2,130,973
Long-term liabilities
Long term debt, net of current portion	1,571,546	1,026,205
Notes payable to related parties, less current portion	470,000	505,000
Deferred compensation	291,000	291,000
Deferred income taxes	27,290	375,517
Total long-term liabilities	2,359,836	2,197,722
Total liabilities	4,482,554	4,328,695
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 2,000,000 authorized, 0 issued and outstanding	--	--
Common stock, $.0001 par value 28,000,000 authorized 614,176 and 739,547 issued and outstanding at December 31, 2014 and 2013, respectively	61	74
Paid in capital	6,104,004	7,631,317
Treasury stock, 24,709 and 7,953 shares, respectively	(232,598)	(78,640)
Accumulated other comprehensive income	102,564	84,094
Accumulated deficit	(2,436,954)	(2,416,465)
Total stockholders’ equity	3,537,077	5,220,380
Total liabilities and stockholders’ equity	$8,019,631	$9,549,075

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31, 2014 and 2013

	2014	2013

Gross revenue	$12,333,137	$12,987,980

Operating Expenses
Employee costs	7,621,495	8,074,258
Selling, general and administrative	3,206,030	3,499,453
Depreciation and amortization	1,321,965	1,404,167
Total operating expenses	12,149,490	12,977,878

Income from operations	183,647	10,102

Other income (expense)
Gain (loss) on disposal of assets	(5,080)	(11,159)
Interest income	2,822	3,352
Interest expense	(216,293)	(248,716)
Total other income (expense)	(218,551)	(256,523)

Income (loss) before income taxes	(34,904)	(246,421)
Income tax (expense) benefit	14,415	106,728

Net loss	(20,489)	(139,693)

Components of comprehensive income (loss):
Unrealized gain on available for sale investments	26,514	55,721
Foreign currency translation	(8,044)	(4,948)

Comprehensive net loss	$(2,019)	$(88,920)

Net loss per common share – basic	$(.03)	$(0.19)
– dilutive	$(.03)	$(0.19)
Weighted average common shares outstanding – basic	651,990	737,455
– dilutive	651,990	737,455

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Paid in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance December 31, 2012	-	$-	752,930	$75	$7,771,602	$33,321	$(2,276,772)	(12,591)	$(141,436)	$5,386,790

Foreign currency translation adjustment	-	-	-	-	-	(4,948)	-	-	-	(4,948)
Unrealized gain on available for sale securities	-	-	-	-	-	55,721	-	-	-	55,721
Net income(loss)	-	-	-	-	-	-	(139,693)	-	-	(139,693)
Total comprehensive income	-	-	-	-	-	-	-	-	-	(88,920)
Stock issued as executive officer compensation	-	-	15,000	2	107,998	-	-	-	-	108,000
Guarantee release for sale in open market	-	-	-	-	20,298	-	-	-	-	20,298
Treasury stock purchases	-	-	-	-	-	-	-	(23,245)	(205,788)	(205,788)
Treasury Stock Retirements	-	-	(28,383)	(3)	(283,581)	-	-	28,383	283,584	-
Repurchase of shares under common stock guarantee	-	-	-	-	15,000	-	-	(500)	(15,000)	-
Balance December 31, 2013	-	$-	739,547	$74	$7,631,317	$84,094	$(2,416,465)	(7,953)	$(78,640)	$5,220,380
Foreign currency translation adjustment	-	-	-	-	-	(8,044)	-	-	-	(8,044)
Unrealized gain on available for sale securities	-	-	-	-	-	26,514	-	-	-	26,514
Net income(loss)	-	-	-	-	-	-	(20,489)	-	-	(20,489)
Total comprehensive income	-	-	-	-	-	-	-	-	-	(2,019)
Stock issued as executive officer compensation	-	-	15,000	2	85,798	-	-	-	-	85,800
Treasury stock purchases	-	-	(450)	(2)	(4,273)	-	-	(156,077)	(1,762,809)	(1,767,084)
Treasury Stock Retirements	-	-	(139,921)	(13)	(1,626,838)	-	-	139,921	1,626,851	-
Repurchase of shares under common stock guarantee	-	-	-	-	18,000	-	-	(600)	(18,000)	-
Balance December 31, 2014	-	$-	614,176	$61	$6,104,004	$102,564	$(2,436,954)	(24,709)	$(232,598)	$3,537,077

See accompanying notes to consolidated financial statements

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,489)	$(139,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,321,965	1,404,167
Stock based compensation	85,800	108,000
Bad debt expense	15,563	16,523
Loss on disposal of assets	5,080	11,159
Amortization of note discount	6,063	9,565
Changes in assets and liabilities
Accounts receivable	(23,871)	56,481
Earned trade account	(66,217)	9,120
Prepaid expenses	34,390	17,481
Accounts payable and accrued expenses	35,696	80,666
Deferred tax liability	(348,227)	(355,092)
Net cash provided by operating activities	1,045,753	1,218,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,131)	(23,545)
Proceeds from sale of assets	-	3,952
(Increase) in marketable securities and cash surrender value	(2,770)	(5,142)
Proceeds from surrender of life policy	-	68,382
Net cash provided by (used for) investing activities	(12,901)	43,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,000	555,000
Change in lines of credit	32,000	36,697
Payments on notes payable, convertible notes payable and related party notes	(1,276,758)	(1,607,969)
Purchase of treasury stock	(68,996)	(161,528)
Net cash used by financing activities	(1,263,754)	(1,177,800)

Effect of exchange rate changes	(8,044)	(4,948)

Net increase (decrease) in cash	(238,946)	79,276

Cash at beginning of period	1,035,493	956,217

Cash at end of period	$796,547	$1,035,493

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

(Continued)

	2014	2013
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$218,453	$255,015
Cash paid for income taxes	$250,462	$173,056

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized net gain (loss) on equity investments	$26,514	$55,721
Treasury stock retired	$1,626,851	$283,584
Goodwill and note payable - purchase price adjustment	$25,000	$-
Notes issued for treasury stock	$1,698,085	$44,265
Release of common stock guarantees	$18,000	$35,298
Trade dollars received for capital assets	$4,595	$-
Trade dollars given for capital assets	$33,940	$46,965
Trade dollars given for common stock	$18,000	$15,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2014 because of their short-term natures.

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

Principles of Consolidation

The consolidated financial statements for 2014 and 2013 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

The allowance for bad debts is maintained at a level that is management’s best estimate of probable bad debts incurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income. The allowance for bad debts was $198,056 and $216,507 as of December 31, 2014 and 2013, respectively.

Earned Trade Account

As part of the operations of the subsidiaries the Company earns trade dollars, which are used to purchase goods and services required in operations. This account is increased principally for service, membership and transaction fees, and is decreased by the Company’s purchase of goods and services. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the Company will not use all of the balance. No impairment was recorded in 2014 or 2013.

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

The Company has adopted FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. No impairment losses were recorded in 2014 or 2013.

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

Concentrations of Risk

Cash

Cash includes deposits at financial institutions with original maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2014 and 2013, respectively, the Company had approximately $477,000 and $750,000 in cash balances at financial institutions which were in excess of the FDIC insured limits of $250,000.

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

Advertising

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $105,302 and $105,448 for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values, as required by FASB ASC 718. The Company recognized compensation expense related to stock grants of $85,800 and $108,000 in the years ended December 31, 2014 and 2013, respectively. No options were granted during 2014 or 2013.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation losses of $8,044 and $4,948 resulting from the changes in exchange rates during 2014 and 2013, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Earnings per Share

Basic and diluted net income or loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260. As of December 31, 2014 and 2013 there were 34,275 and 72,974 common share equivalents outstanding respectively, which consisted of shares issuable upon the conversion of notes payable.

These shares were not included in the computations of income per share in 2014 and 2013, because their effect was anti-dilutive.

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

The cost of equity securities as shown in the accompanying balance sheets and their estimated market value at December 31, 2014 and 2013 are as follows:

	2014	2013
Available for sale securities:
Cost	$152,686	$167,266
Unrealized gain	117,245	73,446
Marketable equity securities classified as current	$269,931	$240,712

NOTE 3 - INTANGIBLE ASSETS, NET

Intangible assets, net for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Membership lists	$13,593,666	$13,593,666
Non compete agreement	48,000	48,000
Accumulated amortization	(11,587,911)	(10,414,030)
Net	$2,053,755	$3,227,636

Goodwill	$3,482,522	$3,507,522

Aggregate amortization expense was $1,173,417 and $1,201,039 for the years ended December 31, 2014 and 2013, respectively.

Estimated future amortization expense is as follows:

2015	$1,006,667
2016	743,959
2017	192,418
2018	56,243
2019	18,632
thereafter	35,836
$2,053,755

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Office furniture, equipment, computers and software	$1,748,965	$1,666,411
Leasehold improvements	195,247	182,704
	1,944,212	1,849,115
Accumulated depreciation	(1,550,766)	(1,350,783)
	$393,446	$498,332

Depreciation expense during the years ended December 31, 2014 and 2013 was $148,548 and $203,128, respectively.

NOTE 5 - DEBT

In January, 2014, the Company repaid a note to a private individual in the amount of $57,664. Up to $20,000 of the note was due. A related note in the amount of $241,836 was renewed and is now due in December 2016. Interest only at 7% is payable monthly until January 2015, at which time monthly payments of $10,850 including interest at 7% begin.

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

In October, 2014, a convertible note payable to a director in the amount of $25,000 was repaid.

A summary of the Company’s debt as of December 31, 2014 and 2013:

	2014	2013
Credit Lines
The Company has credit lines totaling $622,000 with two financial institutions. One of the lines matures in August 2015 and the second has no maturity date. The lines carry interest rates ranging from Bank index plus .75%, currently 4%, (the largest and main line) to 11.25%. The main line has been personally guaranteed by the Chairman, a security interest in the Company’s headquarters building owned by the Chairman, CEO and President of the Company, and a security interest in all the assets of the Company. The smaller credit line is unsecured.	$95,000	$63,000
Purchase Notes Payable
Non-interest bearing note payable issued for the purchase of certain assets of a trade exchange in St. Louis, Missouri. The remaining payments of the note are dependent on when the former owner ends his employment with IMS. A discount of $33,100 was recorded assuming a discount rate of 3.5%. The discount will be recognized as interest expense ratably over the life of the note.	37,059	230,679

Convertible Notes Payable

Note payable to an individual, issued in August 2011, paid in full in August 2014.	-	48,667
Note payable to a private investor, monthly payments of $15,858 including interest of 10% per annum until March 2013, followed by monthly payments of $37,453 until fully paid in March, 2015. The investor has the option to convert up to the original principal balance of $1,200,000 to shares of IMS common stock at $18.60 per share.	110,514	526,049

Other Notes Payable
Notes issued to individuals in May and November, 2011, originally due in 2013, renewed until May and December, 2015 respectively, with interest at 8%, payable quarterly.	80,000	80,000
Note issued to an individual investor in March 2013, due March 2016. Interest only at 4% due quarterly until March 2015, when monthly payments of $5,960 including interest begin.	70,000	70,000
Notes issued to individuals in February 2013, due February, 2017, interest only payable quarterly at 10% for two years, then principal repayment to be negotiated.	275,000	275,000
Notes issued to private individuals for repurchase of shares of Company common stock, with maturity dates ranging from May 2015 to December, 2018, monthly payments beginning at $87,369 and decreasing to $52,207 per month during 2015, including interest ranging from 2-10%	1,670,772	415,698
Loan from a private investor, paid in January 2014	-	30,084
Note payable issued February 2012, to a former director for repurchase of shares of the Company’s common stock, paid in full in February 2014.	-	11,614
Notes payable for release of the stock guarantee on, and the return of, shares of IMS stock. The notes are interest only at 7% per annum and annual principal payments were to begin January 21, 2014. In January 2014, an agreement was reached to pay off one note with a balance of $57,664 and pay interest only for the year 2014 on the remaining note, with monthly payments of $10,850, including interest at 7%, to begin January 2015.	241,837	300,000
Total notes payable and long-term debt	2,580,182	2,050,791
Less current portion	1,008,636	1,024,586
Notes payable and long-term debt, net of current portion	$1,571,546	$1,026,205

Related Party Notes Payable

	2014	2013
Interest-only convertible note issued in May 2011, to a relative of the chairman of the board, interest only payable quarterly at 8% per annum, due May 2015. At any time the note can be converted into 8,000 shares of IMS common stock at $7.50 per share, the fair value of the common stock on the date of the note.	$60,000	$60,000
Interest-only convertible notes issued to independent directors, requiring quarterly interest payments at 8% per annum, due May 2014 and April 2015. The notes were repaid during 2014.	-	75,000
Notes payable to executive officers issued March 2009 through November 2011, due between June, 2016 and November 2017. The notes require quarterly interest payments at 8-10% per annum. At the option of the officers, notes with a value of $170,000 may be converted to shares of the Company’s common stock at fixed rates ranging from $6.00 to $10.00 per share, the price on the origination date of the note.	470,000	440,000
Total related party notes payable	530,000	575,000
Less: Current portion	60,000	70,000
Related party notes payable and long-term debt, net of current portion	$470,000	$505,000

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
Stock price guarantee issued in 2002 redeemable in trade dollars at $30.00 per share at the discretion of the guarantee holder.	$21,702	$39,702

Aggregate Maturities

2015	$1,068,636
2016	694,541
2017	1,086,665
2018	260,340
$3,110,182

As of December 31, 2014, $340,514 of debt can be converted to 34,275 shares of the Company’s common stock, under the various conversion privileges noted above.

The Company has an outstanding stand-by letter of credit with a financial institution in the amount of $65,000 related to an office lease security deposit. This letter of credit expires on August 31, 2015.

NOTE 6 - DEFERRED COMPENSATION

As part of an acquisition, the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after retirement.

The value of future payments required under the agreement was charged to operations over the period of expected active employment until the employee reached her expected retirement date, in December 2015.

NOTE 7 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2014 and 2013 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as bad debts, charitable contributions and depreciation, as well as the effects of different financial accounting and tax bases of certain assets.

Income tax expense (benefit) consists of the following components:

	Years Ending December 31
	2014	2013
Federal
Current	$261,443	$187,766
Deferred	(278,928)	(284,429)
State and Local
Current	72,369	60,598
Deferred	(69,299)	(70,663)
	$(14,415)	$(106,728)

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the years ended December 31:

	Years Ended December 31
	2014	2013

Statutory rate applied to earnings before income taxes	$(13,962)	$(98,568)
Increase (decrease) in income taxes resulting from:
Deductibility of business meals	5,003	7,446
State tax credits, net	-	(1,950)
Foreign tax credits	(6,497)	(14,311)
Other, net	1,041	655
Tax expense (benefit)	$(14,415)	$(106,728)

The tax effects of temporary differences that gave rise to significant portions of deferred tax liabilities are as follows:

	December 31
	2014	2013
Deferred tax assets
Difference in tax bases of membership lists	$73,123	-
Deferred income tax liabilities:
Difference in tax bases of membership lists	$-	$239,466
Temporary differences relating to timing of deductions, depreciation and bad debts	100,413	136,051
Net deferred tax liability	$27,290	$375,517

NOTE 8 - STOCKHOLDERS’ EQUITY

Reverse Split

At the annual meeting of the Company’s shareholders on May 7, 2013, a 1 for 10 reverse split of the Company’s preferred and common stock was approved. The effective date of the reverse split was August 1, 2013. There was no effect on the par value. All stock related information in these financial statements has been restated to reflect the split.

Purchase-Related Transactions

In July, 2014, IMS repurchased 600 shares of common stock at $30.00 per share using $18,000 of trade dollars (earned trade account receivable), thereby releasing $18,000 of the common stock guarantee.

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

Stock Issued as Compensation

In December 2014 and 2013, the board of directors, awarded 5,000 shares each respectively, to the Chairman, CEO and President of the Company. The shares were valued at $5.72 and $7.20 per share, the market price at the time of the award.

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

Share Buyback Program

In addition to the above noted transactions, in accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company purchased 20,294 shares at a cost of $161,523 during 2013, and 9,057 shares at a cost of $68,996 in 2014, via both open market and private transactions.

Share retirements

During 2014 and 2013, the Company retired 140,371and 28,383 shares respectively, acquired at a cost of $1,631,125 and $283,584 respectively.

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

As of December 31, 2014 and 2013, there were no options outstanding.

Warrants

No warrants were issued in the current year.

No warrants were outstanding as of December 31, 2014.

Stock Guarantee Liability

The stock guarantee liability was reduced by $18,000 and $35,298 during 2014 and 2013, respectively, through treasury stock buy backs and open market sales, as described above.

Other Comprehensive Income (Loss)

ASC 220 establishes rules for reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income (loss) is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income (loss) transactions. Other comprehensive income (loss) transactions that currently apply to the Company result from unrealized gains or losses on equity investments and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Toronto, Canada. The total of these various items was $18,470 and $50,773 in 2014 and 2013, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The triple net lease ran through September 2013, with monthly payments of $9,740 per month plus operating costs. The lease was renewed for a term of 3 years beginning October 31, 2013 and calls for monthly rent of $10,229 with annual increases of 3%. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2014 and 2013 were $122,748 and $117,852, respectively.

The Company currently leases office space in Rochester, New York, from a member of the board of directors of the Company. The lease extends through 2015 with monthly payments of $6,644 through November 2013, at which time the lease was revised to reduce the rent to $5,908 per month for the remaining term of the lease. The lease was renewed in February, 2015 and now calls for monthly payment of $3,596 through February of 2018 for a smaller space. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments were $70,896 and $78,992 in 2014 and 2013, respectively.

See Note 5 for a discussion of related party debt.

The Company sold trade dollars to employees, officers and directors at a discount during the years ended December 31, 2014 and 2013 of $127,743 and $179,743 respectively. The value of the trade dollars sold related to these transactions was $226,796 and $305,409, respectively.

As of December 31, 2014 and 2013, the Company had receivables of $17,500 and $35,000 due from a related party for the sale of trade dollars.  This amount is included in accounts receivable, net in the financial statements.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2019. Total rent expense for all operating leases for 2014 and 2013, is summarized as follows:

	2014	2013
Related party leases	$193,644	$226,844
Office leases	416,087	427,129
Vehicle leases	17,544	19,727
	$627,275	$673,700

Minimum future lease commitments as of December 31, 2014, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles
2015	$354,844	$6,672
2016	286,227	6,672
2017	168,044	3,892
2018	70,823
2019	41,895
Thereafter	-
	$921,833	$17,236

Employment Agreements

On February 28, 2011, the Compensation Committee of the board finalized employment agreements with the executive officers of the Company, effective March 1, 2011 and renewing automatically each year. Key components of these agreements include involuntary termination clauses calling for payment of two years’ salary plus $300,000 to $400,000 per covered officer and change of control provisions calling for payments of one to two years’ salary and additional lump sum payments of $150,000 to $300,000, depending on the officer. These agreements automatically renewed in January 2015 and 2014.

Legal Matters

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating.  There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 11 - SUBSEQUENT EVENTS

In January, 2015, the Company issued a $50,000 note payable to an officer for cash. The terms of the note call for quarterly interest payments at 8% for two years, after which the note is payable in full.

In January 2015, a barter exchange in Sarasota, Florida became a franchisee of IMS.

In accordance with the share buyback program described above, from January 1 to February 28, 2015, the Company purchased 2,465 shares in open market and private transactions at a cost of $15,214. The shares were placed in treasury.

