Form 10-Q
period 2015-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2015-05-12
CIK 1097430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock, $.0001 par value, outstanding as of May 1, 2015 was 614,175.

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$615,503	$796,547
Marketable securities	272,887	269,931
Accounts receivable, net	576,952	786,849
Earned trade account	37,780	26,821
Prepaid expenses	169,024	124,987
Total current assets	1,672,146	2,005,135
Other assets
Property and equipment, net	403,287	393,446
Membership lists and other intangibles, net	1,784,314	2,053,755
Goodwill	3,482,522	3,482,522
Assets held for investment and other long term assets	108,523	84,773
Deferred tax assets	50,563	-
Total non-current assets	5,829,209	6,014,496
Total assets	$7,501,355	$8,019,631
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$834,563	$1,032,380
Credit lines, short term notes, and current portion of long term debt	988,111	1,008,636
Current portion of notes payable to related parties, including short term note	60,000	60,000
Common stock subject to guarantee	21,702	21,702
Total current liabilities	1,904,376	2,122,718
Long-term liabilities
Long term debt, net of current portion	1,401,149	1,571,546
Notes payable related parties, net of current portion	520,000	470,000
Deferred compensation	261,000	291,000
Deferred income taxes	-	27,290
Total long-term liabilities	2,182,149	2,359,836
Total liabilities	4,086,525	4,482,554
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 28,000,000 authorized, and 614,175 issued and outstanding at both March 31, 2015 and December 31, 2014	61	61
Paid in capital	6,104,004	6,104,004
Treasury stock, 31,765 and 24,709 shares at March 31, 2015 and December 31, 2014, respectively	(274,782)	(232,598)
Accumulated other comprehensive income	96,204	102,564
Accumulated deficit	(2,510,657)	(2,436,954)
Total stockholders’ equity	3,414,830	3,537,077
Total liabilities and stockholders’ equity	$7,501,355	$8,019,631

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net revenue	$2,862,461	$2,809,197
Operating expenses:
Employee costs	1,879,881	1,819,870
Selling, general and administrative	758,154	714,430
Depreciation and amortization	327,364	336,181
Total operating expenses	2,965,399	2,870,481

Loss from operations	(102,938)	(61,284)

Other income (expense)
Interest income	9	14
Gain (loss) on sales of assets	-	(4,075)
Interest expense	(44,977)	(49,918)
Total other income (expense)	(44,968)	(53,979)

(Loss) before income taxes	(147,906)	(115,263)
Income tax benefit	74,203	72,944

Net loss	(73,703)	(42,319)

Components of comprehensive income (loss):
Foreign currency translation adjustment	(9,381)	(3,306)
Unrealized gain on available for sale securities	3,021	2,923

Comprehensive income (loss)	$(80,063)	$(42,702)

Net income (loss) per common share - basic	$(.12)	$(.06)
- dilutive	$(.12)	$(.06)

Weighted average common shares outstanding - basic	614,175	739,448
- dilutive	614,175	739,448

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(73,703)	$(42,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	327,364	336,181
Bad debt expense (recovery)	(15,008)	(17,862)
Amortization of note discount	182	714
(Gain) loss on sales of assets	-	4,075
Changes in assets and liabilities
Accounts receivable	224,905	202,016
Earned trade account	(33,493)	(169,841)
Prepaid expenses	(44,903)	22,375
Accounts payable and accrued expenses	(227,750)	(217,776)
Deferred income taxes	(77,853)	(92,337)
Net cash provided by operating activities	79,741	25,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70,312)	-
Repayments of note receivable	1,250	-
Net cash used in investing activities	(69,062)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	50,000	-
Net change in credit lines	95,000	93,000
Payments on notes payable, convertible notes payable and related party notes	(285,158)	(328,687)
Purchase of treasury stock	(42,184)	(14,612)
Net cash used in financing activities	(182,342)	(250,299)
Effect of exchange rate changes	(9,381)	(3,306)

Net decrease in cash	(181,044)	(228,379)

Cash at beginning of period	796,547	1,035,493

Cash at end of period	$615,503	$807,114

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Continued

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$45,590	$52,240
Cash paid for income taxes	$237,550	$194,134

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$3,021	$2,923
Notes issued for treasury stock	$-	$1,065,460
Goodwill and note payable purchase price adjustment	-	25,000
Treasury stock retired	$-	$2,400
Trade dollars exchanged for capital assets	$22,533	$2,750
Trade dollars received for capital assets	$-	$3,875

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company's 10-K for the year ended December 31, 2014, filed on March 18, 2015, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2015 and 2014 include the accounts of International Monetary Systems, Ltd. (“IMS” or “the Company”) and its’ wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., INLM CN Inc. and INLM Holdings, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2015, the Company has cash in excess of FDIC insurance of approximately $287,000. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

In January, 2015, the Company issued a $50,000 note payable to an officer for cash. The terms of the note call for quarterly interest payments at 8% for two years, after which the note is payable in full.

In February, 2015, notes payable to private investors, with outstanding balances totaling $275,000, were renewed for two years. The notes are now due in February, 2017, and call for payments of quarterly interest at 9%.

The Company’s indebtedness as of March 31, 2015 includes the following:

Lines of credit payable to financial institutions, due in 2015	$190,000
Convertible notes payable to related parties, mature in 2016 and 2017	230,000
Non-convertible notes payable to related parties, maturing in 2015	350,000
Notes payable to third parties, $597,638 due in 2015	2,199,260
Total indebtedness	2,969,260
Less current maturities, including credit lines and short term debt	(1,048,111)
Long term debt, net of current maturities	$1,921,149

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $357,000 as of March 31, 2015, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

No repurchases were made in the first quarter of 2015, under the remaining common stock guarantee agreement.

Share Buyback Program

In accordance with a board approved stock buyback plan, during the first three months of 2015, the Company purchased 7,056 shares, at a cost of $42,184, in open market and private transactions. The repurchased shares were placed in treasury.

Treasury Stock Retirements

There were no retirements in the first three months of 2015.

Stock Issued for Services

No stock has been issued for services in 2015.

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

There are no options outstanding at March 31, 2015.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of March 31, 2015.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months ended March 31, 2015 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment, and the rates at which deferred taxes were originally established.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7 – SUBSEQUENT EVENTS

In May, 2015, a $60,000 convertible note payable to a relative of the chairman matured and was repaid.

In accordance with the share buyback program described above, from April 1 to April 30, 2015, the Company purchased 2,200 shares in open market and private transactions at a cost of $13,088. The shares were placed in treasury.

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

HIGHLIGHTS

Operations

Revenue was 1.9% higher in the first quarter of 2015 compared to the first quarter of 2014.

Return to Shareholders

During the three months ended March 31, 2015, 7,056 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan.

RESULTS OF OPERATIONS

Revenue

Revenue increased 1.9% in the first quarter of 2015 compared to the same period in 2014, however we continue to see the residual effects of uncertain economic and regulatory climates on the Company’s primary members, small businesses.

Expenses

Operating expenses in the quarter ended March 31, 2015 were $2,965,399, an increase of $94,918 or 3.3% compared to the first quarter of 2014. This increase is primarily due to increased employee and administrative costs as a result of expansion of internal and external sales forces and franchise operations.

The Company generated an operating loss of $102,938 for the quarter, compared to an operating loss of $61,284 in 2014.  After adjusting for interest and income taxes, there was a net loss for the quarter of $73,703 compared to a net loss of $42,319 in the first quarter of 2014.

EBITDA for the three months ended March 31, 2015 and 2014 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2015	2014
Net income (loss)	$(73,703)	$(42,319)
Interest expense	44,977	49,918
Income tax expense (benefit)	(74,203)	(72,944)
Depreciation and amortization	327,364	336,181
EBITDA	$224,435	$270,836

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On March 31, 2015, there was a working capital deficit of approximately $232,000 compared to a deficit of approximately $543,000 at March 31, 2014. A working capital deficit at the end of the first quarter is typical for the Company due to the somewhat cyclical nature of the business. We believe that current cash needs can be met with the present cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $357,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first three months of 2015.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Smaller Reporting Companies.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer)  and Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

Item 1A	Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

				Maximum
	Total			Number of Shares
	Number	Average		That May Yet
	of Shares	Price Paid		be Purchased
Period	Purchased	Per Share		Under the Plans
Purchase related stock buyback guarantees
January 1 to January 31, 2015	-	$
February 1 to February 28, 2015	-	$
March 1 to March 31, 2015	-	$		723

Board Authorized repurchase plan
January 1 to January 31, 2015	1,665		$6.24
February 1 to February 28, 2015	800		$6.04
March 1 to March 31, 2015	4,591		$5.87	unlimited

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

No applicable items for disclosure.

Item 5	Other Information

None

Item 6 Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

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

May 12, 2015

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

May 12, 2015

