Form 10-Q
period 2015-06-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2015-08-06
CIK 1097430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, $.0001 par value, outstanding as of July 31, 2015 was 614,175

INTERNATIONAL MONETARY SYSTEMS, LTD.

Item 1 - Financial Statements June 30, 2015

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$651,619	$796,547
Marketable securities	273,848	269,931
Accounts receivable, net	624,777	786,849
Earned trade account	—	26,821
Prepaid expenses	157,398	124,987
Total current assets	1,707,642	2,005,135
Other assets
Property and equipment, net	375,420	393,446
Membership lists and other intangibles, net	1,523,070	2,053,755
Goodwill	3,482,522	3,482,522
Deferred tax assets	128,416	—
Assets held for investment and other long term assets	103,973	84,773
Total non-current assets	5,613,401	6,014,496
Total assets	$7,321,043	$8,019,631

Current liabilities
Accounts payable and accrued expenses	$815,899	$1,032,380
Credit lines, short term notes, and current portion of long term debt	947,996	1,008,636
Current portion of notes payable to related parties, including short term note	—	60,000
Common stock subject to guarantee	21,702	21,702
Total current liabilities	1,785,597	2,122,718
Long-term liabilities
Long term debt, net of current portion	1,231,250	1,571,546
Notes payable related parties, net of current portion	620,000	470,000
Deferred compensation	253,500	291,000
Deferred income taxes	—	27,290
Total long-term liabilities	2,104,750	2,359,836
Total liabilities	3,890,347	4,482,554
Commitments and Contingencies

Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	—	—
Common stock, $.0001 par value 28,000,000 authorized, and 614,175 issued and outstanding at both June 30, 2015 and December 31, 2014	61	61
Paid in capital	6,104,004	6,104,004
Treasury stock, 34,727 and 24,709 shares at June 30, 2015 and December 31, 2014, respectively	(292,276)	(232,598)
Accumulated other comprehensive income	98,925	102,564
Accumulated deficit	(2,480,018)	(2,436,954)
Total stockholders’ equity	3,430,696	3,537,077
Total liabilities and stockholders’ equity	$7,321,043	$8,019,631

See accompanying notes to consolidated financial statements.

 INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$3,082,030	$3,086,448	$5,944,489	$5,895,644
Operating expenses:
Employee costs	1,870,929	1,847,624	3,750,731	3,667,494
Selling, general and administrative	818,551	759,107	1,576,785	1,474,250
Depreciation and amortization	298,432	334,609	625,796	670,791
Total operating expenses	2,987,912	2,941,340	5,953,312	5,812,535

Income (loss) from operations	94,118	145,108	(8,823)	83,109

Other income (expense)
Interest income	10	12	20	26
Gain (loss) on sales of assets	(2,400)	-	(2,400)	(4,075)
Interest expense	(42,511)	(63,078)	(87,488)	(112,997)
Total other income (expense)	(44,901)	(63,066)	(89,868)	(117,046)

Income (loss) before income taxes	49,217	82,042	(98,691)	(33,937)
Income tax (expense) benefit	(18,577)	(46,035)	55,627	26,908

Net income (loss)	30,640	36,007	(43,064)	(7,029)

Components of comprehensive income (loss):
Foreign currency translation adjustment	1,760	1,463	(7,621)	(1,843)
Unrealized gain on available for sale securities	961	5,979	3,982	8,902

Comprehensive income (loss)	$33,361	$43,449	$(46,703)	$30

Net income (loss) per
common share – basic	$.05	$.05	$(.07)	$(.01)
– dilutive	$.05	$.05	$(.07)	$(.01)
Weighted average common
shares outstanding – basic	614,175	668,617	614,175	703,837
– dilutive	614,175	668,617	614,175	703,837

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,064)	$(7,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	625,796	670,791
Bad debt expense (recovery)	(19,106)	1,323
Amortization of note discount	284	4,840
Loss on sales of assets	2,400	4,075
Changes in assets and liabilities
Accounts receivable	181,178	151,482
Earned trade account	(340)	(205,599)
Prepaid expenses	(32,257)	4,738
Accounts payable and accrued expenses	(253,916)	(130,120)
Deferred income taxes	(155,706)	(184,674)
Net cash provided by operating activities	305,269	309,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,182)	(3,826)
Repayments of note receivable	2,500	-
Net cash used in investing activities	(71,682)	(3,826)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	150,000	50,000
Net change in credit lines	90,000	82,000
Payments on notes payable, convertible notes payable and related party notes	(551,216)	(747,570)
Purchase of treasury stock	(59,678)	(21,644)
Net cash used in financing activities	(370,894)	(637,214)
Effect of exchange rate changes	(7,621)	(1,843)

Net decrease in cash	(144,928)	(333,056)

Cash at beginning of period	796,547	1,035,493

Cash at end of period	$651,619	$702,437

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Continued

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$88,616	$112,711
Cash paid for income taxes	$255,079	$181,134

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain on marketable securities	$3,982	$8,902
Notes issued for treasury stock	$-	$1,698,085
Treasury stock retired	$-	$1,629,250
Goodwill and note payable - purchase price adjustment	$-	$25,000
Trade dollars exchanged for:
Capital expenditures	$28,601	$7,754
Trade dollars received for capital assets	$900	$3,875

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2015, the Company has cash in excess of FDIC insurance of approximately $328,000. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

In the first six months of 2015, the Company issued notes totaling $150,000 to an officer for cash. The terms of the notes call for quarterly interest payments at 8% for two years, after which the notes are payable in full.

In February 2015, notes payable to private investors, with outstanding balances totaling $275,000, were renewed for two years. The notes are now due in February 2017, and call for payments of quarterly interest at 9%.

In May 2015, a $60,000 convertible note payable to a relative of the chairman matured and was repaid.

The Company’s indebtedness as of June 30, 2015 includes the following:

Lines of credit payable to financial institutions, due in 2015	$185,000
Convertible notes payable to related parties, mature between 2016 and 2017	170,000
Non-convertible notes payable to related parties, maturing in 2017	450,000
Notes payable to third parties, $392,623 due in 2015	1,994,246
Total indebtedness	2,799,246
Less current maturities, including credit lines and short term debt	(947,996)
Long term debt, net of current maturities	$1,851,250

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $362,000 as of June 30, 2015, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

No repurchases were made in the first six months of 2015, under the remaining common stock guarantee agreement.

Share Buyback Program

In accordance with a board approved plan, the following stock buybacks were made in open market and private transactions:

In the first quarter of 2015, the Company purchased 7,056 shares, at a cost of $42,184.

In the second quarter of 2015, the Company purchased 2,962 shares at a cost of $17,494.

All repurchased shares were placed in treasury.

Treasury Stock Retirements

There were no shares retired in the first half of 2015.

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

There are no options outstanding at June 30, 2015.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of June 30, 2015.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the six months ended June 30, 2015 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment, and the rates at which deferred taxes were originally established.

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

HIGHLIGHTS

Operations

The net income in the second quarter of 2015 compares favorably to 2014 in spite of increased operating costs.

The new Sarasota, Florida franchise office began contributing to operating results soon after acquisition.

Return to Shareholders

During the six months ended June 30, 2015, 10,018 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan.

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

Revenue

Revenue was flat in the second quarter of 2015 compared to the same period in 2014, as we continue to see the residual affects of uncertain economic and regulatory climates on the Company’s primary members, small businesses.

Expenses

Operating expenses in the quarter ended June 30, 2015 were $2,987,912, an increase of $46,572 or 1.6% compared to the second quarter of 2014. This increase is primarily due to increased employee benefits costs and increased revenue sharing payments to franchisees.

The Company generated operating income of $94,118 for the quarter, compared to operating income of $145,108 in 2014.  After adjusting for interest and income taxes, there was a net profit for the quarter of $30,640 compared to a net profit of $36,007 in the second quarter of 2014.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically in prior years to fund acquisitions and the stock buyback program expanded in 2011.

EBITDA for the three months ended June 30, 2015 and 2014 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2015	2014
Net income	$30,640	$36,007
Interest expense	42,511	63,078
Income taxes	18,577	46,035
Depreciation and amortization	298,432	334,609
EBITDA	$390,160	$479,729

YEAR TO DATE

Revenue

Revenue increased 0.8% in the first six months of 2015 compared to the same period in 2014, as we continue to see the residual effects of uncertain economic and tax climates.

Expenses

Operating expenses for the six months ended June 30, 2015 were $5,953,312, an increase of $140,777, or 2.4% compared to the first half of 2014. This increase is primarily due to increased employee benefits and franchisee costs.

The Company has generated an operating loss of $8,823 for year to date, compared to operating income of $83,109 in 2014.  After adjusting for interest and income taxes, the net loss for the first six months of 2015 was $43,064 compared to a net loss of $7,029 in the comparable period in 2014.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically to fund acquisitions and the stock buyback program expanded in 2011.

EBITDA for the six months ended June 30, 2015 and 2014 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2015	2014
Net loss	$(43,064)	$(7,029)
Interest expense	87,488	112,997
Income taxes	(55,627)	(26,908)
Depreciation and amortization	625,796	670,791
EBITDA	$614,593	$749,851

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On June 30, 2015, there was a working capital deficit of approximately $78,000, compared to a deficit of approximately $118,000 at December 31, 2014. Working capital deficits are not unusual in the first six months of the year due to the somewhat seasonal nature of the business. We believe that current cash needs can be met with the present cash and investments balances and from working capital generated from operations over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $362,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first six months of 2015.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting ..

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

Item 1A Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares That May Yet be Purchased Under the Plans
Purchase related stock buyback guarantees
April 1 to April 30, 2015	-	$-
May 1 to May 31, 2015	-	$-
June 1 to June 30, 2015	-	$-	723

Board Authorized repurchase plan
April 1 to April 30, 2015	2,200	$5.95
May 1 to May 31, 2015	168	$5.67
June 1 to June 30, 2015	594	$5.81	unlimited

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

August 5, 2015

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

August 5, 2015

