Form 10-Q
period 2015-09-30
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2015-11-04
CIK 1097430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, $.0001 par value, outstanding as of October 31, 2015 was 614,175

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS
Current assets
Cash	$759,352	$796,547
Marketable securities	257,027	269,931
Accounts receivable, net	593,224	786,849
Earned trade account	38,104	26,821
Prepaid expenses	142,850	124,987
Total current assets	1,790,557	2,005,135
Other assets
Property and equipment, net	342,195	393,446
Membership lists and other intangibles, net	1,291,908	2,053,755
Goodwill	3,482,522	3,482,522
Deferred tax assets	206,269	-
Assets held for investment and other long term assets	95,072	84,773
Total non-current assets	5,417,966	6,014,496
Total assets	$7,208,523	$8,019,631

Current liabilities
Accounts payable and accrued expenses	$930,019	$1,032,380
Credit lines, short term notes, and current portion of long term debt	889,522	1,008,636
Current portion of notes payable to related parties	20,000	60,000
Common stock subject to guarantee	21,702	21,702
Total current liabilities	1,861,243	2,122,718
Long-term liabilities
Long term debt, net of current portion	1,089,475	1,571,546
Notes payable related parties, net of current portion	600,000	470,000
Deferred compensation	246,000	291,000
Deferred income taxes	-	27,290
Total long-term liabilities	1,935,475	2,359,836
Total liabilities	3,796,718	4,482,554
Commitments and Contingencies

Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 28,000,000 authorized, and 614,175 issued and outstanding at both September 30, 2015 and December 31, 2014	61	61
Paid in capital	6,104,004	6,104,004
Treasury stock, 36,524 and 24,709 shares at September 30, 2015 and December 31, 2014, respectively	(304,244)	(232,598)
Accumulated other comprehensive income	73,498	102,564
Accumulated deficit	(2,461,514)	(2,436,954)
Total stockholders’ equity	3,411,805	3,537,077
Total liabilities and stockholders’ equity	$7,208,523	$8,019,631

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$2,898,645	$2,987,878	$8,843,134	$8,883,522
Operating expenses:
Employee costs	1,794,504	1,833,930	5,545,235	5,501,425
Selling, general and administrative	795,008	755,925	2,371,856	2,230,204
Depreciation and amortization	264,171	325,659	889,967	996,451
Total operating expenses	2,853,683	2,915,514	8,807,058	8,728,080

Income (loss) from operations	44,962	72,364	36,076	155,442

Other income (expense)
Interest income	10	10	29	36
Gain (loss) on sales of assets	(2,750)	-	(5,150)	(4,075)
Interest expense	(40,664)	(53,413)	(128,151)	(166,409)
Total other income (expense)	(43,404)	(53,403)	(133,272)	(170,448)

Income (loss) before income taxes	1,558	18,961	(97,196)	(15,006)
Income tax (expense) benefit	17,010	9,337	72,636	36,246

Net income (loss)	18,568	28,298	(24,560)	21,240

Components of comprehensive income (loss):
Foreign currency translation adjustment	(16,821)	(3,289)	(16,227)	(5,132)
Unrealized gain (loss) on available for sale securities	(8,606)	9,648	(12,839)	18,550

Comprehensive income (loss)	$(6,859)	$34,657	$(53,626)	$34,658

Net income (loss) per common share
– basic	$.03	$.04	$(.04)	$.03
– dilutive	$.03	$.04	$(.04)	$.03
Weighted average common shares outstanding
– basic	614,175	633,727	614,175	668,580
– dilutive	614,175	633,727	614,175	668,580

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,560)	$21,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	889,967	996,451
Bad debt expense (recovery)	(23,718)	(8,792)
Amortization of note discount	284	5,575
Loss on sales of assets	5,150	4,075
Changes in assets and liabilities
Accounts receivable	217,344	193,186
Earned trade account	(34,232)	(176,060)
Prepaid expenses	(17,598)	(2,555)
Other long term assets	3,750	-
Accounts payable and accrued expenses	(147,297)	(30,230)
Deferred income taxes	(233,559)	(277,012)
Net cash provided by operating activities	635,531	725,878
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,386)	(8,660)
Net cash used in investing activities	(73,386)	(8,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related parties	150,000	50,000
Net change in credit lines	60,000	62,000
Payments on notes payable, convertible notes payable and related party notes	(721,467)	(1,003,848)
Purchase of treasury stock	(71,646)	(40,261)
Net cash used in financing activities	(583,113)	(932,109)
Effect of exchange rate changes	(16,227)	(5,132)

Net decrease in cash	(37,195)	(220,023)

Cash at beginning of period	796,547	1,035,493

Cash at end of period	$759,352	$815,470

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Continued

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$128,544	$167,253
Cash paid for income taxes	$255,079	$181,134

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain (loss) on marketable securities	$(12,839)	$18,550
Notes issued for treasury stock	$-	$1,698,085
Treasury stock retired	$-	$1,626,850
Goodwill and note payable - purchase price adjustment	$-	$25,000
Release of common stock guarantee	$-	$18,000
Trade dollars exchanged for:
Capital assets	$28,748	$29,745
Treasury stock	$-	$18,000
Trade dollars received for capital assets	$5,800	$3,875

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2015, the Company has cash in excess of FDIC insurance of approximately $423,000. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

In the first nine months of 2015, the Company issued notes totaling $150,000 to an officer for cash. The terms of the notes call for quarterly interest payments at 8% for two years, after which the notes are payable in full.

In February 2015, notes payable to private investors, with outstanding balances totaling $275,000, were renewed for two years. The notes are now due in February 2017, and call for payments of quarterly interest at 9%.

In May 2015, a $60,000 convertible note payable to a relative of the chairman matured and was repaid.

The Company’s indebtedness as of September 30, 2015 includes the following:

Lines of credit payable to financial institutions, due in 2015	$155,000
Convertible notes payable to related parties, mature between 2016 and 2017	170,000
Non-convertible notes payable to related parties, maturing in 2017	450,000
Notes payable to third parties, $222,446 due in 2015	1,823,997
Total indebtedness	2,598,997
Less current maturities, including credit lines and short term debt	(909,522)
Long term debt, net of current maturities	$1,689,475

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $392,000 as of September 30, 2015, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

No repurchases were made in the first nine months of 2015, under the remaining common stock guarantee agreement.

Share Buyback Program

In accordance with a board approved plan, the following stock buybacks were made in open market and private transactions:

In the first quarter of 2015, the Company purchased 7,056 shares, at a cost of $42,184.

In the second quarter of 2015, the Company purchased 2,962 shares at a cost of $17,494.

In the third quarter of 2015, the Company purchased 1,797 shares at a cost of $11,968.

All repurchased shares were placed in treasury.

Treasury Stock Retirements

There were no shares retired in the first nine months of 2015.

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

There are no options outstanding at September 30, 2015.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of September 30, 2015.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the nine months ended September 30, 2015 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment, and the rates at which deferred taxes were originally established.

NOTE 6 – CONTINGENT LIABILITIES

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 7– COMMITMENTS

Effective June 1, 2015, the Company entered into a new lease agreement and relocated its Wichita, Kansas office. The new agreement calls for annual rent of $17,440 for a term of 5 years.

Effective September 24, 2015, the Company extended its lease on offices in Rohnert Park, California. The extension agreement requires base rent of $26,208 per year and, as previously, common area charges. The term of the extension is 5 years.

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

HIGHLIGHTS

Operations

Year to date revenue is flat versus prior year, while other companies in our industry are reporting declines in revenue.

The new Sarasota, Florida franchise office has made a positive contribution to results in both the third quarter and year to date.

Return to Shareholders

During the nine months ended September 30, 2015, 11,815 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan.

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

Revenue

Revenue was down 3% in the third quarter of 2015 compared to the same period in 2014, as we continue to see the residual effects of uncertain economic and regulatory climates on the Company’s primary members, small businesses.

Expenses

Operating expenses in the quarter ended September 30, 2015 were $2,853,683, a decrease of $61,831 or 2.1% compared to the third quarter of 2014. This decrease is primarily due to decreased employee costs due to lower headcount and lower occupancy costs.

The Company generated operating income of $44,962 for the quarter, compared to operating income of $72,364 in 2014.  After adjusting for interest and income taxes, there was a net profit for the quarter of $18,568 compared to a net profit of $28,298 in the same quarter of 2014.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically in prior years to fund acquisitions and the stock buyback program expanded in 2011.

EBITDA for the three months ended September 30, 2015 and 2014 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2015	2014
Net income	$18,568	$28,298
Interest expense	40,664	53,413
Income taxes	(17,010)	(9,337)
Depreciation and amortization	264,171	325,659
EBITDA	$306,393	$398,033

YEAR TO DATE

Revenue

Revenue is flat in the first nine months of 2015 compared to the same period in 2014, as we continue to see the residual effects of uncertain economic climates, especially among small businesses, the Company's primary client base.

Expenses

Operating expenses for the nine months ended September 30, 2015 were $8,807,058, an increase of $78,978, or 1% compared to the first nine months of 2014. This increase is primarily due to increased franchisee costs and other administrative expenses. These increases are partially offset by lower occupancy costs.

The Company has generated operating income of $36,076 for year to date, compared to operating income of $155,442 in 2014.  After adjusting for interest and income taxes, the net loss for the first nine months of 2015 was $24,560 compared to net income of $21,240 in the comparable period in 2014.  Interest expense has decreased as the Company has aggressively paid down the debt load taken on strategically to fund acquisitions and the stock buyback program expanded in 2011.

EBITDA for the nine months ended September 30, 2015 and 2014 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2015	2014
Net income (loss)	$(24,560)	$21,240
Interest expense	128,151	166,409
Income taxes	(72,636)	(36,246)
Depreciation and amortization	889,967	996,451
EBITDA	$920,922	$1,147,854

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

At September 30, 2015, there was a working capital deficit of approximately $71,000, compared to a deficit of approximately $118,000 at December 31, 2014. We believe that current cash needs can be met with the present cash and investments balances and from working capital generated from operations over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $392,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first nine months of 2015.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

Item 1A Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

			Maximum
	Total		Number of Shares
	Number	Average	That May Yet
	of Shares	Price Paid	be Purchased
Period	Purchased	Per Share	Under the Plans
Purchase related stock buyback guarantees
July 1 to July 31, 2015	-	$-
August 1 to August 31, 2015	-	$-
September 1 to September 30, 2015	-	$-	723

Board Authorized repurchase plan
July 1 to July 31, 2015	200	$5.73
August 1 to August 31, 2015	1,278	$5.97
September 1 to September 30, 2015	319	$10.00	unlimited

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

November 4, 2015

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

November 4, 2015