Form 10-K
period 2015-12-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2016-03-17
CIK 1097430

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of March 1, 2016 the Registrant had 587,652 issued and outstanding shares of common stock. The aggregate market value of the voting Common Stock (par value $.0001 per share) held by non-affiliates on June 30, 2015 (the last business day of our most recently completed second quarter) was $1,119,565 using the bid  price on June 30, 2015.

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

Trade exchanges, or barter networks, are financial service firms which permit companies and individuals to exchange goods and services utilizing an electronic currency known as "trade dollars", the use of which is described below. Currently, IMS services approximately 15,000 barter customers. We have continually expanded our customer base, principally through enrolling new members in our existing markets, acquiring other barter exchanges, and by encouraging our members to increase their trade volume.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Our Company's executive offices and principal operating facilities occupy 13,000 square feet of leased space located at 16901 West Glendale Drive, New Berlin, Wisconsin, under a lease from Glendale Investments, LLC, a Wisconsin limited liability company owned by three executive officers and directors of ITNM. Rent and other terms of our lease, which expires October 31, 2016, are believed by us to be comparable to those available for similar space from unaffiliated, third-party lessors in the same area.

The Company currently leases 2,360 square feet of office space located in Rochester, New York, from a member of the board of directors of the Company. The triple net lease commenced in February 2007, and in March, 2015 was extended to January 31, 2018. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area.

The Company also leases the following office spaces:

Location	Sq. Ft.
Green Bay, WI	3,075
Rohnert Park, CA	2,800
Lewis Center, OH	6,840
Chattanooga, TN	1.230
Plainville, CT	7,600
Las Vegas, NV	833
Westminster, CO	1,134
Niles, IL	5,754
Wichita, KS	1,057
St. Louis, MO	1,221
New York, NY	1,400
Norwood, MA	1,910

The leases on all properties aside from the New Berlin, Wisconsin facility and the office in Rochester, NY are from unaffiliated parties and range from a month-to-month basis to leases expiring in 2020. Upon the expiration of our current leases, we expect that, in each case, we will be able to obtain either a renewal lease, if desired, or a new lease at an equivalent or better location, at comparable expense.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no legal claims pending which we feel will result in material loss to the Company.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were no sales of unregistered securities during 2015.

Trading information for the last two fiscal years:

	High	Low
Fiscal 2014
First quarter ended March 31, 2014	$7.70	$7.11
Second quarter ended June 30, 2014	$7.70	$5.25
Third quarter ended September 30, 2014	$5.72	$5.25
Fourth quarter ended December 31, 2014	$6.00	$5.32

Fiscal 2015
First quarter ended March 31, 2015	$6.60	$5.70
Second quarter ended June 30, 2015	$6.00	$5.63
Third quarter ended September 30, 2015	$9.00	$5.20
Fourth quarter ended December 31, 2015	$10.00	$6.75

Repurchases in the fourth quarter of 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Number Of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans
Purchase related stock buyback guarantees
October 1 to October 31, 2015	none
November 1 to November 30, 2015	none
December 1 to December 31, 2015	none				723
Board Authorized repurchase plan
October 1 to October 31, 2015	--	$
November 1 to November 30, 2015	1,000		$7.04		No
December 1 to December 31, 2015	1,966		$9.01		Maximum

As of December 31, 2015, the approximate number of shareholders of record was 270.

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

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

Following are some of the highlights of 2015:

Return to Shareholders

●	During the year 14,781 shares of the Company’s outstanding common stock were repurchased into treasury. This represents approximately 2.4% of the outstanding shares of the Company as of January 1, 2015.

 Operations

●	In 2015, the Company produced income from operations of $206,588 compared to operating income of $183,647 last year.

●	International Monetary Systems, Ltd. had EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,352,817 compared to $1,503,354 in 2014.

●	The addition of the Sarasota Florida franchise has contributed to revenue and net income in 2015.

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

Revenue

During the year ended December 31, 2015, IMS processed approximately $190 million in billable trade purchase and sales transactions, generating gross revenue of $12,338,152 compared to $12,333,137 in 2014. While flat year over year, results are in line with or better than most trade exchanges in North America as there continues to be a challenging economic climate for small businesses, the main membership of the trade exchange. The increase in revenue is somewhat seasonal with the first quarter typically accounting for approximately only 22% of the Company’s annual revenue, compared to 24% to 26% in the second and third quarters, and 26% to 29% in the fourth quarter of the year.

Cash Flows from Operations

Net cash flows from operations totaled $939,665 compared to $1,045,753 in 2014.

EBITDA (earnings before interest, taxes, depreciation and amortization)

Adjustments to reconcile GAAP Net Income to EBITDA
	2015	2014
Net income (loss)	$31,346	$(20,489)
Interest expense	165,983	216,293
Tax expense (benefit)	7,012	(14,415)
Depreciation & amortization	1,148,476	1,321,965
Total EBITDA	$1,352,817	$1,503,354

Operating Expenses

Total operating expenses decreased to $12,131,564 from $12,149,490 in 2014, a .1% decrease. Lower depreciation and amortization costs offset slightly higher employee costs and selling general and administrative costs. Employee costs were .9% higher, occupancy was 4.9% lower, and administrative costs were higher primarily due to increased franchise market revenue sharing. Amortization expense was down significantly as some of the membership lists acquired become fully amortized.

Net income (loss)

Net income for 2015 was $31,346 versus a net loss of $20,489 in 2014, as lower interest expense contributed to net income.

FINANCIAL CONDITION

Liquidity, Commitments for Capital Resources, and Sources of Funds

At December 31, 2015, the Company had a working capital surplus of $166,763 compared to a deficit of $117,583 at December 31, 2014.

The Company’s financial position continues to be adequate to meet continuing liquidity needs and in fact, there are a number of enhancements anticipated in 2016 as follows:

●	In 2015, IMS produced positive cash flows from operations of approximately $940,000. Our principal source of liquidity from operations has been cash earnings from membership charges, monthly service fees and transaction processing charges. In 2016, the Company is under no obligation to use these funds for stock buybacks as it did in prior years.

●	In early 2016, the final payments will be made on a number of notes payable, thereby adding approximately $12,000 to monthly cash flow.

●	At December 31, 2015, approximately $150,000 of current liabilities relates to future liabilities for time off earned by employees, but not yet taken. This liability would not be paid at one time, but rather over the course of future operations, and at least partially funded by a corresponding reduction in future payroll expense paid.

We believe that current cash needs can be met with the current cash balance and from working capital generated over the next 12 months. Additionally, the Company has lines of credit with various financial institutions with unused borrowing capacity totaling approximately $422,000 which may be drawn as needed.

FUTURE PLANS

The Company is not currently obligated to purchase any trade exchange or other business. However, we will continue to seek opportunities to acquire additional quality exchanges in the future.

In early 2015, the Company sold a franchise territory in Sarasota, Florida. Management is optimistic about the future contributions of this channel to the growth of the company.

Move to Lower Market

Our common stock currently trades on the over-the-counter market known as the OTC Pink Marketplace. The OTC Marketplace has three tiers, consisting of OTCQX, OTCQB and OTC Pink marketplaces. In 2014, the OTC Markets Group introduced new eligibility requirements for the OTCQB Marketplace, including requiring companies to commence paying an annual fee. Issuers that do not pay the new fee will be downgraded to the OTC Pink marketplace. We did not pay the additional fee, and were downgraded to the OTC Pink marketplace. On the OTC Pink marketplace, the trading market for our shares may be less liquid and the ability of our stockholders to sell their shares in the secondary market may be more limited.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer)  and Chief Financial Officer(principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework (1992) issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

David A. Powell was appointed as the Company’s Chief Financial Officer in May, 2010. He is a Certified Public Accountant and Chartered Global Management Accountant with 10+ years experience in public accounting and more than 20 years of private industry experience, holding a variety of senior financial positions with a number of companies. Prior to joining IMS, he has served as finance and operations manager for the insurance subsidiaries of US Bancorp for 12 years, and most recently spent several years as corporate controller/senior financial officer for a number of  privately held companies.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company is filing the following exhibits herewith:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant *
3.2	Articles of Amendment of the Registrant *
3.3	Bylaws of the Registrant *
10.1	Lease Agreement, between Glendale Investments, LLC. and the Registrant *
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certificate of the Principal Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certificate of the Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Incorporated by reference to the registration statement of the Company on Form SB-2 File No. 333-94597
** Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Dated: March 17, 2016	By:	/s/ John E Strabley
John E Strabley, Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2016	By:	/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John E Strabley	Principal Executive Officer,	March 17, 2016
John E. Strabley	CEO and Director

/s/ David A Powell	Principal Financial Officer,	March 17, 2016
David A Powell	Principal Accounting Officer

/s/ Dale L. Mardak	President	March 17, 2016
Dale L. Mardak	and Director

/s/ Donald F. Mardak	Chairman of the Board	March 17, 2016
Donald F. Mardak	and Director

/s/ Stephen Webster	Director	March 17, 2016
Stephen Webster

/s/ Wayne R. Dalin	Director and Chairman of the	March 17, 2016
Wayne R. Dalin	Audit Committee

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

For the Years Ended December 31, 2015 and 2014

INTERNATIONAL MONETARY SYSTEMS, LTD.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

International Monetary Systems, Ltd.

New Berlin, WI

We have audited the accompanying consolidated balance sheets of International Monetary Systems, Ltd. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. International Monetary Systems, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Monetary Systems, Ltd. as of December 31, 2015 and 2014, and the results of its operations and comprehensive income and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 17, 2016

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS
Current assets
Cash	$844,961	$796,547
Marketable securities	275,568	269,931
Accounts receivable, net	705,912	786,849
Earned trade account	66,971	26,821
Prepaid expenses	134,298	124,987
Total current assets	2,027,710	2,005,135

Property and equipment, net	322,482	393,446
Membership lists and other intangibles, net	1,064,673	2,053,755
Goodwill	3,482,522	3,482,522
Deferred income taxes	254,620	-
Assets held for investment	93,823	84,773
Total non-current assets	5,218,120	6,014,496
Total assets	$7,245,830	$8,019,631
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,019,193	$1,032,380
Credit lines, short term notes, and current portions of long term debt	800,052	1,008,636
Common stock subject to guarantee	21,702	21,702
Current portion of convertible notes payable to related parties, including short term note	20,000	60,000
Total current liabilities	1,860,947	2,122,718
Long-term liabilities
Long term debt, net of current portion	946,502	1,571,546
Notes payable to related parties, less current portion	650,000	470,000
Deferred compensation	238,500	291,000
Deferred income taxes	-	27,290
Total long-term liabilities	1,835,002	2,359,836
Total liabilities	3,695,949	4,482,554
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 2,000,000 authorized, 0 issued and outstanding	--	--
Common stock, $.0001 par value 28,000,000 authorized 587,652 and 614,176 issued and outstanding at December 31, 2015 and 2014, respectively	58	61
Paid in capital	5,879,723	6,104,004
Treasury stock, 966 and 24,709 shares, respectively	(8,709)	(232,598)
Accumulated other comprehensive income	84,417	102,564
Accumulated deficit	(2,405,608)	(2,436,954)
Total stockholders’ equity	3,549,881	3,537,077
Total liabilities and stockholders’ equity	$7,245,830	$8,019,631

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31, 2015 and 2014

	2015	2014

Gross revenue	$12,338,152	$12,333,137

Operating Expenses
Employee costs	7,686,653	7,621,495
Selling, general and administrative	3,296,435	3,206,030
Depreciation and amortization	1,148,476	1,321,965
Total operating expenses	12,131,564	12,149,490

Income from operations	206,588	183,647

Other income (expense)
Gain (loss) on disposal of assets	(5,150)	(5,080)
Interest income	2,903	2,822
Interest expense	(165,983)	(216,293)
Total other income (expense)	(168,230)	(218,551)

Income (loss) before income taxes	38,358	(34,904)
Income tax (expense) benefit	(7,012)	14,415

Net income (loss)	31,346	(20,489)

Components of comprehensive income (loss):
Unrealized gain on available for sale investments	2,841	26,514
Foreign currency translation	(20,988)	(8,044)

Comprehensive net income (loss)	$13,199	$(2,019)

Net income (loss) per common share
– basic	$.05	$(.03)
– dilutive	$.05	$(.03)
Weighted average common shares outstanding
– basic	613,026	651,990
– dilutive	613,026	651,990

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Paid in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance December 31, 2013	-	$-	739,547	$74	$7,631,317	$84,094	$(2,416,465)	(7,953)	$(78,640)	$5,220,380

Foreign currency translation adjustment	-	-	-	-	-	(8,044)	-	-	-	(8,044)
Unrealized gain on available for sale securities	-	-	-	-	-	26,514	-	-	-	26,514
Net income(loss)	-	-	-	-	-	-	(20,489)	-	-	(20,489)
Total comprehensive income	-	-	-	-	-	-	-	-	-	(2,019)
Stock issued as executive officer compensation	-	-	15,000	2	85,798	-	-	-	-	85,800
Treasury stock purchases	-	-	(450)	(2)	(4,273)	-	-	(156,077)	(1,762,809)	(1,767,084)
Treasury Stock Retirements	-	-	(139,921)	(13)	(1,626,838)	-	-	139,921	1,626,851	-
Repurchase of shares under common stock guarantee	-	-	-	-	18,000	-	-	(600)	(18,000)	-
Balance December 31, 2014	-	-	614,176	61	6,104,004	102,564	(2,436,954)	(24,709)	(232,598)	3,537,077

Foreign currency translation adjustment	-	-	-	-	-	(20,988)	-	-	-	(20,988)
Unrealized gain on available for sale securities	-	-	-	-	-	2,841	-	-	-	2,841
Net income(loss)	-	-	-	-	-	-	31,346	-	-	31,346
Total comprehensive income	-	-	-	-	-	-	-	-	-	13,199
Stock issued as executive officer compensation	-	-	12,000	1	95,999	-	-	-	-	96,000
Treasury stock purchases	-	-	-	-	-	-	-	(14,781)	(96,395)	(96,395)
Treasury Stock Retirements	-	-	(38,524)	(4)	(320,280)	-	-	38,524	320,284	-
Balance December 31, 2015	-	$-	587,652	$58	$5,879,723	$84,417	$(2,405,608)	(966)	$(8,709)	$3,549,881

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,346	$(20,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,148,476	1,321,965
Stock based compensation	96,000	85,800
Bad debt expense	764	15,563
Loss (gain) on disposal of assets	5,150	5,080
Amortization of note discount	284	6,063
Changes in assets and liabilities
Accounts receivable	80,173	(23,871)
Earned trade account	(71,102)	(66,217)
Prepaid expenses	(8,828)	34,390
Other long term assets	5,000	-
Accounts payable and accrued expenses	(65,688)	35,696
Deferred tax liability	(281,910)	(348,227)
Net cash provided by operating activities	939,665	1,045,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(77,058)	(10,131)
(Increase) in marketable securities and cash surrender value	(2,900)	(2,770)
Net cash provided by (used for) investing activities	(79,958)	(12,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200,000	50,000
Change in lines of credit	30,000	32,000
Payments on notes payable, convertible notes payable and related party notes	(923,910)	(1,276,758)
Purchase of treasury stock	(96,395)	(68,996)
Net cash used by financing activities	(790,305)	(1,263,754)

Effect of exchange rate changes	(20,988)	(8,044)

Net increase (decrease) in cash	48,414	(238,946)

Cash at beginning of period	796,547	1,035,493

Cash at end of period	$844,961	$796,547

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

(Continued)

	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$166,307	$218,453
Cash paid for income taxes	$305,079	$250,462

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized net gain (loss) on equity investments	$2,841	$26,514
Treasury stock retired	$320,284	$1,626,851
Goodwill and note payable - purchase price adjustment	$-	$25,000
Notes issued for treasury stock	$-	$1,698,085
Release of common stock guarantees	$-	$18,000
Trade dollars received for capital assets	$5,800	$4,595
Trade dollars given for capital assets	$36,752	$33,940
Trade dollars given for common stock	$-	$18,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of December 31, 2015 because of their short-term natures.

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

Principles of Consolidation

The consolidated financial statements for 2015 and 2014 include the accounts of the Company and its wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

The allowance for bad debts is maintained at a level that is management’s best estimate of probable bad debts incurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the accounts receivable, past collection experience, current economic conditions, volume, growth and composition of the accounts receivable, and other relevant factors. Actual results may differ from these estimates. The allowance is increased by provisions for bad debts charged against income. The allowance for bad debts was $167,550 and $198,056 as of December 31, 2015 and 2014, respectively.

Earned Trade Account

As part of the operations of the subsidiaries the Company earns trade dollars, which are used to purchase goods and services required in operations. This account is increased principally for service, membership and transaction fees, and is decreased by the Company’s purchase of goods and services. An impairment loss is recognized if it becomes apparent that the fair value of the trade dollars in the account is less than the carrying amount, or if it is probable that the Company will not use all of the balance. No impairment was recorded in 2015 or 2014.

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

The Company has adopted FASB ASC 350, which requires that goodwill and intangible assets with indefinite lives be tested annually for impairment. No impairment losses were recorded in 2015 or 2014.

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

Concentrations of Risk

Cash

Cash includes deposits at financial institutions with original maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2015 and 2014, respectively, the Company had approximately $503,000 and $477,000 in cash balances at financial institutions which were in excess of the FDIC insured limits of $250,000.

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

Advertising

Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense was $103,971 and $105,302 for the years ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values, as required by FASB ASC 718. The Company recognized compensation expense related to stock grants of $96,000 and $85,800 in the years ended December 31, 2015 and 2014, respectively. No options were granted during 2015 or 2014.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation losses of $20,988 and $8,044 resulting from the changes in exchange rates during 2015 and 2014, respectively, have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Earnings per Share

Basic and diluted net income or loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260. As of December 31, 2015 and 2014 there were 20,333 and 34,275 common share equivalents outstanding respectively, which consisted of shares issuable upon the conversion of notes payable.

These shares were not included in the computations of income per share in 2015 and 2014, because their effect was anti-dilutive.

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

The cost of equity securities as shown in the accompanying balance sheets and their estimated market value at December 31, 2015 and 2014 are as follows:

	2015	2014
Available for sale securities:
Cost	$155,443	$152,686
Unrealized gain	120,125	117,245
Marketable equity securities classified as current	$275,568	$269,931

NOTE 3 - INTANGIBLE ASSETS, NET

Intangible assets, net for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Membership lists	$13,614,353	$13,593,666
Non compete agreement	-	48,000
Accumulated amortization	(12,549,680)	(11,587,911)
Net	$1,064,673	$2,053,755

Goodwill	$3,482,522	$3,482,522

Aggregate amortization expense was $1,009,389 and $1,173,417 for the years ended December 31, 2015 and 2014, respectively.

Estimated future amortization expense is as follows:

2016	$747,062
2017	194,487
2018	58,312
2019	20,701
2020	20,701
thereafter	23,410
$1,064,673

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Office furniture, equipment, computers and software	$1,784,473	$1,748,965
Leasehold improvements	227,862	195,247
	2,012,335	1,944,212
Accumulated depreciation	(1,689,853)	(1,550,766)
	$322,482	$393,446

Depreciation expense during the years ended December 31, 2015 and 2014 was $139,087 and $148,548, respectively.

NOTE 5 - DEBT

In January 2014, the Company repaid a note to a private individual in the amount of $57,664. Up to $20,000 of the note was due. A related note in the amount of $241,836 was renewed and is now due in December 2016. Interest only at 7% is payable monthly until January 2015, at which time monthly payments of $10,850 including interest at 7% began.

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

In 2014, convertible notes payable to an officer and an independent director totaling $45,000 were repaid.

On July 1, 2014, a convertible note payable to an officer in the amount of $20,000, due October 2014, was renewed under the same terms as originally issued. The note is now due in July 2016.

During 2014 and 2015, the Company issued notes payable totaling $50,000 and $200,000 respectively, to an officer for cash. The terms of the note call for quarterly interest payments at 8% until maturity dates in 2017, at which time the notes are payable in full.

A summary of the Company’s debt as of December 31, 2015 and 2014:

	2015	2014
Credit Lines

The Company has credit lines totaling $622,000 with two financial institutions. One of the lines matures in September 2016 and the second has no maturity date. The lines carry interest rates ranging from Bank index plus .75%, currently 4%, (the largest and main line) to 11.25%. The main line has been personally guaranteed by the Chairman, a security interest in the Company’s headquarters building owned by the Chairman, CEO and President of the Company, and a security interest in all the assets of the Company. The smaller credit line is unsecured.	$125,000	$95,000

Purchase Notes Payable

Non-interest bearing note payable issued for the purchase of certain assets of a trade exchange in St. Louis, Missouri. A discount of $33,100 was recorded assuming a discount rate of 3.5%. The discount was recognized as interest expense ratably over the life of the note.	-	37,059

Convertible Notes Payable

Note payable to a private investor, monthly payments of $37,453 including interest of 10% per annum until fully paid in March 2015.	-	110,514

Other Notes Payable

Notes issued to individuals in May and November, 2011, originally due in 2013, one note was repaid in 2015 and one note was renewed until December 2016, with interest at 8%, payable quarterly.	50,000	80,000
Note issued to an individual investor in March 2013, due March 2016. Interest only at 4% due quarterly until March 2015, when monthly payments of $5,960 including interest began.	11,862	70,000
Notes issued to individuals in February 2013, due February 2017, interest only payable quarterly at 9% for two years, then principal repayment to be negotiated.	275,000	275,000
Notes issued to private individuals for repurchase of shares of Company common stock, with maturity dates ranging from May 2015 to December 2018, monthly payments beginning at $87,369 and decreasing to $52,207 per month during 2015, including interest ranging from 2-10%	1,159,797	1,670,772

Note payable for release of the stock guarantee on, and the return of, shares of IMS stock. In January 2014, an agreement was reached to pay interest only for the year 2014, with monthly payments of $10,850, including interest at 7%, beginning January 2015.	124,895	241,837
Total notes payable and long-term debt	1,746,554	2,580,182
Less current portion	800,052	1,008,636
Notes payable and long-term debt, net of current portion	$946,502	$1,571,546

Related Party Notes Payable

	2015	2014
Interest-only convertible note issued in May 2011, to a relative of the chairman of the board, interest only payable quarterly at 8% per annum, due May 2015. The note was repaid at maturity.	$-	$60,000
Notes payable to executive officers issued March 2009 through November 2011, due between July, 2016 and November 2017. The notes require quarterly interest payments at 8-10% per annum. At the option of the officers, notes with a value of $170,000 may be converted to shares of the Company’s common stock at fixed rates ranging from $6.00 to $10.00 per share, the price on the origination date of the note.	670,000	470,000
Total related party notes payable	670,000	530,000
Less: Current portion	20,000	60,000
Notes payable and long-term debt, net of current portion	$650,000	$470,000

Common Shares Subject to Guarantees

Stock price guarantee issued as part of an acquisition agreement in 2002, redeemable in trade dollars at $30.00 per share at the discretion of the guarantee holder.	$21,702	$21,702

Aggregate Maturities

2016	$820,052
2017	1,336,664
2018	259,838
$2,416,554

As of December 31, 2015, $170,000 of debt can be converted to 20,333 shares of the Company’s common stock, under the various related party conversion privileges noted above.

The Company has an outstanding stand-by letter of credit with a financial institution in the amount of $65,000 related to an office lease security deposit. This letter of credit expires on August 31, 2016.

NOTE 6 - DEFERRED COMPENSATION

As part of an acquisition, the Company assumed a deferred compensation liability of $2,500 per month for 120 months, payable to a key employee after retirement.

The value of future payments required under the agreement was charged to operations over the period of expected active employment until the employee reached her expected retirement date.

NOTE 7 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2015 and 2014 reflect a higher or lower effective tax rate due to certain expenses that are not deductible for tax purposes, such as 50% of meals and entertainment. The difference between actual and expected tax liability also includes the effects of timing differences in deducting certain expenses such as bad debts, charitable contributions and depreciation, as well as the effects of different financial accounting and tax bases of certain assets.

Income tax expense (benefit) consists of the following components:

	Years Ending December 31
	2015	2014
Federal
Current	$235,370	$261,443
Deferred	(224,620)	(278,928)
State and Local
Current	53,550	72,369
Deferred	(57,288)	(69,299)
	$7,012	$(14,415)

The following table reconciles the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate to income before taxes for the years ended December 31:

	Years Ended December 31
	2015	2014

Statutory rate applied to earnings before income taxes	$15,343	$(13,962)
Increase (decrease) in income taxes resulting from:
Deductibility of business meals	4,093	5,003
State tax credits, net	(3,000)	-
Foreign tax credits	(3,292)	(6,497)
Other, net	(6,132)	1,041
Tax expense (benefit)	$7,012	$(14,415)

The tax effects of temporary differences that gave rise to significant portions of deferred tax liabilities are as follows:

	December 31
	2015	2014
Deferred tax assets
Difference in tax bases of membership lists	$321,451	$73,123

Deferred income tax liabilities:
Temporary differences relating to timing of deductions, depreciation and bad debts	66,831	100,413
Net deferred tax asset (liability)	$254,620	$(27,290)

NOTE 8 - STOCKHOLDERS’ EQUITY

Purchase-Related Transactions

In July 2014, IMS repurchased 600 shares of common stock at $30.00 per share using $18,000 of trade dollars (earned trade account receivable), thereby releasing $18,000 of the common stock guarantee. The shares were placed in treasury.

Stock Issued as Compensation

In December 2015 and 2014, the board of directors awarded 4,000 shares and 5,000 shares each respectively, to the Chairman, CEO and President of the Company. The shares were valued at $8.00 and $5.72 per share, the market price at the time of the award.

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

Share Buyback Program

In addition to the above noted transactions, in accordance with a stock buyback plan originally approved by the board of directors in 2005 and updated several times between 2009 and 2011, the Company purchased 14,781 shares at a cost of $96,395 during 2015, and 9,057 shares at a cost of $68,996 in 2014, via both open market and private transactions.

Share retirements

During 2015 and 2014, the Company retired 38,524 and 140,371 shares respectively, acquired at a cost of $320,284 and $1,631,125 respectively.

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

As of December 31, 2015 and 2014, there were no options outstanding.

Warrants

No warrants were issued in the current year.

No warrants were outstanding as of December 31, 2015.

Stock Guarantee Liability

The stock guarantee liability was reduced by $18,000 during 2014, through treasury stock buy backs and open market sales, as described above.

Other Comprehensive Income (Loss)

ASC 220 establishes rules for reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) is the sum of the net income (loss) as reported in the consolidated statements of operations and other comprehensive income (loss) transactions. Other comprehensive income (loss) transactions that currently apply to the Company result from unrealized gains or losses on equity investments and from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary in Toronto, Canada. The total of these various items was $(18,147) and $18,470 in 2015 and 2014, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases its executive offices and principal operating facilities in New Berlin, Wisconsin from Glendale Investments, LLC, a Wisconsin limited liability company which is owned by officers and stockholders of the Company. The triple net lease was renewed for a term of 3 years beginning October 31, 2013 and calls for monthly rent of $10,229, with annual increases of 3%, plus operating costs. In December, 2015, additional space in the same facility was leased, adding $2,128 in monthly rent expense to the agreement. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments in 2015 and 2014 were $129,104 and $122,748, respectively.

The Company currently leases office space in Rochester, New York, from a member of the board of directors of the Company. The triple net lease called for monthly payments of $5,908 through February, 2015, at which time the lease was renewed through 2018, for a less space, at rent of $3,596 per month. The Company believes that the rental payments required and other terms of the lease are comparable to those available for similar space from unaffiliated, third-party lessors in the area. Total payments were $60,984 and $70,896 in 2015 and 2014, respectively.

See Note 5 for a discussion of related party debt.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2020. Total rent expense for all operating leases for 2015 and 2014, is summarized as follows:

	2015	2014
Related party leases	$190,088	$193,644
Office leases	401,046	416,087
Vehicle leases	6,672	17,544
	$597,806	$627,275

Minimum future lease commitments as of December 31, 2015, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles
2016	$446,649	$6,672
2017	308,485	3,892
2018	133,417	-
2019	69,556	-
2020	26,923	-
Thereafter	-	-
	$985,030	$10,564

Employment Agreements

On February 28, 2011, the Compensation Committee of the board finalized employment agreements with the executive officers of the Company, effective March 1, 2011 and renewing automatically each year. Key components of these agreements include involuntary termination clauses calling for payment of two years’ salary plus $300,000 to $400,000 per covered officer and change of control provisions calling for payments of one to two years’ salary and additional lump sum payments of $150,000 to $300,000, depending on the officer. These agreements automatically renewed in January 2016 and 2015.

Legal Matters

In the ordinary course of business, the Company is occasionally involved in litigation, both as plaintiff and defendant. Management either litigates or settles claims after evaluating the merits of the actions and weighing the costs of settling vs. litigating. There are currently no open litigation matters which the Company feels will result in a material loss.

NOTE 11 - SUBSEQUENT EVENTS

In January, 2016, IMS repurchased 723 shares of common stock at $30.00 per share using $21,702 of trade dollars (earned trade account receivable), thereby releasing the final $21,702 of the common stock guarantee. The shares were retired to authorized and unissued.

