Form 10-Q
period 2016-03-31
INTERNATIONAL MONETARY SYSTEMS LTD /WI/
filed 2016-05-10
CIK 1097430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Common Stock, $.0001 par value, outstanding as of May 1, 2016 was 586,929.

INTERNATIONAL MONETARY SYSTEMS, LTD.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$675,708	$844,961
Marketable securities	273,695	275,568
Accounts receivable, net	557,932	705,912
Earned trade account	61,173	66,971
Prepaid expenses	162,917	134,298
Total current assets	1,731,425	2,027,710
Other assets
Property and equipment, net	334,896	322,482
Membership lists and other intangibles, net	837,438	1,064,673
Goodwill	3,482,522	3,482,522
Assets held for investment	92,573	93,823
Deferred tax assets	301,876	254,620
Total non-current assets	5,049,305	5,218,120
Total assets	$6,780,730	$7,245,830
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$748,122	$1,019,193
Credit lines, short term notes, and current portion of long term debt	1,080,197	800,052
Current portion of notes payable to related parties	20,000	20,000
Common stock subject to guarantee	-	21,702
Total current liabilities	1,848,319	1,860,947
Long-term liabilities
Long term debt, net of current portion	570,886	946,502
Notes payable related parties, net of current portion	650,000	650,000
Deferred compensation	231,000	238,500
Total long-term liabilities	1,451,886	1,835,002
Total liabilities	3,300,205	3,695,949
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 2,000,000 authorized, -0- outstanding	-	-
Common stock, $.0001 par value 28,000,000 authorized, 586,929 and 587,652 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	58	58
Paid in capital	5,879,723	5,879,723
Treasury stock, 2,066 and 966 shares at March 31, 2016 and December 31, 2015, respectively	(20,794)	(8,709)
Accumulated other comprehensive income	86,505	84,417
Accumulated deficit	(2,464,967)	(2,405,608)
Total stockholders’ equity	3,480,525	3,549,881
Total liabilities and stockholders’ equity	$6,780,730	$7,245,830

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net revenue	$2,719,431	$2,862,461
Operating expenses:
Employee costs	1,877,230	1,879,802
Selling, general and administrative	674,206	758,296
Depreciation and amortization	255,753	327,365
Total operating expenses	2,807,189	2,965,463

Loss from operations	(87,758)	(103,002)

Other income (expense)
Interest income	12	10
Interest expense	(35,634)	(44,977)
Total other income (expense)	(35,622)	(44,967)

Loss before income taxes	(123,380)	(147,969)
Income tax benefit	64,021	74,203

Net loss	(59,359)	(73,766)

Components of comprehensive income (loss):
Foreign currency translation adjustment	3,961	(9,381)
Unrealized gain (loss) on available for sale securities	(1,873)	3,021

Comprehensive income (loss)	$(57,271)	$(80,126)

Net income (loss) per common share - basic	$(.10)	$(.12)
- dilutive	$(.10)	$(.12)
Weighted average common shares outstanding - basic	587,080	614,175
- dilutive	587,080	614,175

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,359)	$(73,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	255,753	327,365
Bad debt recovery	(11,745)	(15,008)
Amortization of note discount	-	245
Changes in assets and liabilities
Accounts receivable	159,725	224,905
Earned trade account	(47,046)	(33,493)
Prepaid expenses	(28,491)	(43,897)
Accounts payable and accrued expenses	(278,569)	(227,750)
Deferred income taxes	(47,256)	(77,853)
Net cash provided by (used in) operating activities	(56,988)	80,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,920)	(70,312)
Repayments on notes receivable	1,250	1,250
Net cash used in investing activities	(8,670)	(69,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	-	50,000
Net change in credit lines	105,000	95,000
Payments on notes payable, convertible notes payable and related party notes	(200,471)	(286,165)
Purchase of treasury stock	(12,085)	(42,184)
Net cash used in financing activities	(107,556)	(183,349)
Effect of exchange rate changes	3,961	(9,381)

Net decrease in cash	(169,253)	(181,044)

Cash at beginning of period	844,961	796,547

Cash at end of period	$675,708	$615,503

INTERNATIONAL MONETARY SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Continued

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$35,634	$45,590
Cash paid for income taxes	$237,235	$237,550

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized net gain (loss) on marketable securities	$(1,873)	$3,021
Trade dollars exchanged for capital assets	$31,142	$22,533
Trade dollars exchanged for common stock	$21,702	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL MONETARY SYSTEMS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

The Company's 10-K for the year ended December 31, 2015, filed on March 17, 2016, should be read in conjunction with this report.

Principles of Consolidation

The consolidated financial statements for 2016 and 2015 include the accounts of International Monetary Systems, Ltd. (“IMS” or “the Company”) and its’ wholly owned subsidiaries Continental Trade Exchange, Ltd., National Trade Association, Inc., and INLM CN Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2016, the Company has cash in excess of FDIC insurance of approximately $361,000. No losses have been incurred related to this credit risk exposure.

NOTE 3 – DEBT

The Company’s indebtedness as of March 31, 2016 includes the following:

Lines of credit payable to financial institutions, due in 2016	$230,000
Convertible notes payable to related parties, mature in 2016 and 2017	170,000
Non-convertible notes payable to related parties, maturing in 2017	500,000
Notes payable to third parties, $474,079 due in 2016	1,421,083
Total indebtedness	2,321,083
Less current maturities, including credit lines and short term debt	(1,100,197)
Long term debt, net of current maturities	$1,220,886

Additionally, the Company has lines of credit (including the one described above) with various financial institutions with unused borrowing capacity totaling approximately $317,000 as of March 31, 2016, which may be drawn as needed.

A financial institution has issued a $65,000 standby letter of credit to a landlord in lieu of a security deposit.

NOTE 4 – EQUITY

Common Stock Guarantee Repurchase

In January 2016, the Company repurchased the remaining 723 shares to which the common stock guarantee agreement related at a cost of $21,702, paid in trade dollars. The shares were retired directly to authorized and unissued status.

Share Buyback Program

In accordance with a board approved stock buyback plan, during the first three months of 2016, the Company purchased 1,100 shares, at a cost of $12,085, in open market and private transactions. The repurchased shares were placed in treasury.

Treasury Stock Retirements

There were no treasury share retirements in the first three months of 2016.

Stock Issued for Services

No stock has been issued for services in 2016.

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

There are no options outstanding at March 31, 2016.

Stock Warrants

No warrants were issued in the current period.

There are no warrants outstanding as of March 31, 2016.

NOTE 5 – INCOME TAXES

The difference between the combined Federal and state statutory rate and the effective rate for the three months ended March 31, 2016 relates to the difference in timing of deduction for certain expenses, primarily bad debts, amortization of acquired membership lists, and depreciation of property and equipment, and the rates at which deferred taxes were originally established.

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

HIGHLIGHTS

Operations

Operating expenses in the first quarter of 2016 were 5.3% lower than during the same period in 2015.

Return to Shareholders

During the three months ended March 31, 2016, 1,100 shares of the Company’s stock have been repurchased under the Company’s stock buyback plan.

RESULTS OF OPERATIONS

Revenue

Revenue decreased 5% in the first quarter of 2016 compared to the same period in 2015, as we continue to see the residual effects of uncertain economic and regulatory climates on the Company’s primary members, small businesses. This decrease is in line with, or slightly better than, the results of other companies in the industry.

Expenses

Operating expenses in the quarter ended March 31, 2016 were $2,807,189, a decrease of $158,274 or 5.3% compared to the first quarter of 2015. This decrease is primarily due to decreased administrative costs and lower amortization expense as a number of the membership lists acquired in prior years become fully amortized.

The Company generated an operating loss of $87,758 for the quarter, compared to an operating loss of $103,002 in 2015.  After adjusting for interest and income taxes, there was a net loss for the quarter of $59,359 compared to a net loss of $73,766 in the first quarter of 2015.

EBITDA for the three months ended March 31, 2016 and 2015 are as follows:

Adjustments to Reconcile GAAP Net Income to EBITDA

	2016	2015
Net loss	$(59,359)	$(73,766)
Interest expense	35,634	44,977
Income tax expense (benefit)	(64,021)	(74,203)
Depreciation and amortization	255,753	327,365
EBITDA	$168,007	$224,373

LIQUIDITY, SOURCES OF CAPITAL AND LINES OF CREDIT

On March 31, 2016, there was a working capital deficit of approximately $117,000 compared to a deficit of approximately $232,000 at March 31, 2015. A working capital deficit at the end of the first quarter is typical for the Company due to the somewhat cyclical nature of the business. We believe that current cash needs can be met with the present cash balance and from working capital generated over the next 12 months. Additionally, the Company has letters of credit with various financial institutions with unused borrowing capacity of approximately $317,000, which may be drawn as needed.

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

The Company tests goodwill and intangible assets at least annually for impairment, or when facts and circumstances indicate impairment is probable. It is the Company’s policy to test impairment at the end of each year. Therefore, no impairment of goodwill or membership lists was recorded in the first three months of 2016.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

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

Item 1A   Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) There were no unregistered sales of equity securities.

(c) Repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares That May Yet be Purchased Under the Plans
Purchase related stock buyback guarantees
January 1 to January 31, 2016	723	$30.00	-
February 1 to February 29, 2016	-	$-	-
March 1 to March 31, 2016	-	$-	-

Board Authorized repurchase plan
January 1 to January 31, 2016	-	$-	-
February 1 to February 29, 2016	-	$-	-
March 1 to March 31, 2016	1,100	$10.99	unlimited

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

No applicable items for disclosure.

Item 5    Other Information

None

Item 6    Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 10, 2016

/s/ David A. Powell
David A. Powell, Chief Financial Officer
(Principal Accounting and Financial Officer)

May 10, 2016

